Form 10-Q
period 2019-06-30
AquaMed Technologies, Inc.
filed 2019-09-09
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36278

AquaMed Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4042544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 Cabot Blvd West, Suite B Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 702-8550

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑

Smaller reporting company	☑	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 6, 2019, the registrant had 5,005,211 shares of common stock outstanding.

AquaMed Technologies, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AQUAMED TECHNOLOGIES, INC

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018

ASSETS:
Current Assets:
Cash and cash equivalents	$186	$-
Accounts receivable, net	72	34
Inventory, net	140	101
Prepaid expenses and other current assets	101	226
Total current assets	499	361
Improvements and equipment, net	155	200
Operating lease - right of use asset	976	-
Other assets	178	178
Total assets	$1,808	$739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$496	$157
Accrued expenses and other current liabilities	395	250
Operating lease liability - right of use	207	-
Total current liabilities	1,098	407
Operating lease liability - right of use	769	-
Other long-term liabilities	-	51
Total liabilities	1,867	458

Commitments and Contingencies

Parent's net investment	-	281
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 100,000,000 shares authorized; 5,005,211 shares issued and outstanding as of June 30, 2019	5	-
Additional paid-in capital	(64)	-
Accumulated deficit	-	-
Total stockholders' (deficit) equity	(59)	281
Total liabilities and stockholders' (deficit) equity	$1,808	$739

The accompanying notes are an integral part of these condensed financial statements.

AQUAMED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue, net of returns, allowances and discounts	$125	$864	$254	$1,404

Cost of revenues	191	579	428	993

Gross (loss)/profit	(66)	285	(174)	411

Operating expenses
Selling, general and administrative	1,007	572	1,511	1,068
Total operating expenses	1,007	572	1,511	1,068
Loss from operations	(1,073)	(287)	(1,685)	(657)

Net loss	$(1,073)	$(287)	$(1,685)	$(657)
Net loss per common share - basic and diluted	$(0.21)		$(0.34)
Weighted average shares used in computing net loss per common share - basic and diluted	5,005,211		5,005,211

The accompanying notes are an integral part of these condensed financial statements.

AQUAMED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Investment	Deficit	Equity
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(612)	-	(612)

Transfers from parent	-	-	-	556	-	556

Balance, March 31, 2019	-	-	-	225	-	225

Net loss	-	-		(1,073)	-	(1,073)

Transfers from parent	-	-	-	789	-	789

Reclassification of net parent investment in connection with spin-off, June 21, 2019	-	-	(59)	(59)	-	-

Common stock distributed in connection with spinoff, June 21, 2019	5,005,211	$5	$(5)	-	-	-

Balance, June 30, 2019	5,005,211	$5	$(64)	$-	$-	$(59)

	Common Stock		Additional Paid-in	Net Parent	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit	Equity
Balance, January 1, 2018	-	$-	$-	$625	$-	$625

Net loss	-	-	-	(369)	-	(369)

Transfers from parent	-	-	-	563	-	563

Balance, March 31, 2018	-	-	-	819	-	819

Net loss	-	-	-	(287)	-	(287)

Transfers from parent	-	-	-	188	-	188

Balance, June 30, 2018	-	$-	$-	$720	$-	$720

The accompanying notes are an integral part of these condensed financial statements.

AQUAMED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(1,685)	$(657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	155
Changes in operating assets and liabilities:
Accounts receivable	(38)	(343)
Inventory	(39)	(45)
Prepaid expenses and other assets	125	(5)
Accounts payable	339	66
Accrued expenses and other liabilities	94	78
Net Cash Used in Operating Activities	(1,159)	(751)
Financing Activities
Net Distributions from Former Parent	1,345	751
Net Cash Provided by Financing Activities	1,345	751
Net Increase (Decrease) in Cash and Cash Equivalents	186	—
Cash and Cash Equivalents – Beginning of period	—	—
Cash and Cash Equivalents – End of period	$186	$—
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

AQUAMED TECHNOLOGIES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	Description of Business, the Spin-off and Basis of Presentation

AquaMed Technologies, Inc. (the “Company” or “AquaMed”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has, historically, served as a contract manufacturer, supplying its gels to third parties who incorporate them into their own products.

Recent Developments - The Spin-Off

On June 21, 2019, the Company became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Parent”), which was known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019, in connection with the closing of a reverse merger between private Adynxx, Inc. and Alliqua BioMedical, Inc., of the Company’s common stock for common stock of Parent. Each record holder of Parent stock as of April 22, 2019, received one share of AquaMed common stock in book-entry form. Shares distributed were 5,005,211. Following the distribution (“Capitalization”) all existing operations were distributed to AquaMed with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx. The Company’s condensed unaudited financial statements prior to the Spin-Off were prepared on a carve out basis and were derived from the Parents’ unaudited condensed consolidated financial statements and accounting records. The condensed financial statements for the three and six months ended June 30, 2019 included herein reflect the AquaMed’s financial position, results of operations, and cash flows as the AquaMed’s business was operated as part of the Parent’s prior to the Capitalization. Following the Capitalization, the condensed financial statements for the three and six months ended June 30, 2019 include the accounts of AquaMed only.

Basis of Presentation

In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2019 and results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2018 and 2017, as a segment of the Parent, which are included in the Company’s Form 10 filed with SEC on June 14, 2019.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 1 — Description of Business and Basis of Presentation – Significant Accounting Policies and Estimates in the Company’s financial statements for the years ended December 31, 2018 and 2017, as a segment of the Parent, which are included in the Company’s Form 10 filed with SEC on June 14, 2019. There have been no material changes to the Company’s significant accounting policies, except those noted below. The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes.  These estimates and assumptions include allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Recent Accounting Principles

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to our internal controls related to lease evaluation for the six months ended June 30, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s condensed balance sheets but did not have an impact on the Company’s condensed statements of operations or condensed statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of June 30, 2019, the Company had a cash balance of $186,000. For the six months ended June 30, 2019, and 2018, the Company incurred a net loss of $1,685,000 and $657,000, respectively. For the six months ended June 30, 2019, net cash used in operating activities was $1.2 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to support ongoing operations. Management is evaluating various options to raise funds to fund the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Revenue Recognition

Disaggregation of Revenue

The Company recognizes revenue predominately from contract manufacturing. Revenue contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

As of June 30, 2019, and December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. During the six months ended June 30, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of June 30, 2019, there were no remaining performance obligations that the Company had not satisfied.

4.	Net Loss Per Common Share

Basic loss per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock. There are no shares that are excluded from the calculation of weighted average dilutive common shares.

5.	Leases

The Company leases one commercial manufacturing facility through an operating lease agreement for this facility located in Langhorne, Pennsylvania, through 2026. Tenant improvements are also included in leasehold improvements on the balance sheet.

Future minimum lease payments, excluding expense reimbursements, under noncancelable operating leases at June 30, 2019 are as follows (in thousands)

2019	$104
2020	207
2021	207
2022	207
2023	207
Thereafter	433
Total future minimum lease payments	$1,365
Lease: imputed interest	(389)
Total	$976

As of June 30, 2019, $976,016 represents the commercial manufacturing facility located in Langhorne, Pennsylvania.

Total operating lease expenses for the six months ended June 30, 2019 was $103,703 and is recorded in cost of goods sold and other operating expenses on the condensed statements of operations. Total rent expense for the six months ended June 30, 2018 was $115,207 and is recorded in other operating expenses on the condensed statements of operations.

As of June 30, 2019, the Company had no leases that were classified as a financing lease. As of June 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Supplemental cash flows information related to leases was as follows:

Six Months
Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:	$103,703
Operating cash flows from operating leases

Right-of-use assets obtained in exchange for lease obligations:	976,016
Operating lease

Weighted Average Remaining Lease Term	6.6 years
Operating leases

Weighted Average Discount Rate	11.00%
Operating leases

6.	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018

Raw materials	$140	$101
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$140	$101

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018

Salaries, benefits and incentive compensation	$19	$108
Professional fees	363	95
Other	13	47
Total accrued expenses and other current liabilities	$395	$250

8.	Concentration of Risk

Revenue for the six months ended June 30, 2019 and 2018, and accounts receivable as of June 30, 2019 from the Company’s largest customer, was as follows:

	% of Total Revenue		Accounts Receivable
Customer	2019	2018	June 30, 2019
A	53%	56%	60%
B	15%	8%	0%

9.	Subsequent Events

Effective August 28, 2019, the Company adopted the AquaMed Technologies, Inc. 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company has reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

On August 28, 2019, pursuant to the terms of the 2019 Plan, the Company awarded options to purchase an aggregate of 1,000,000 shares of common stock to three of its employees. Pursuant to the terms of the option agreements, 50% of such options vested on the date of grant, and the remaining 50% of such options will vest on the first anniversary of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes above.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to continue as a going concern;

•	inadequate capital;

•	inadequate or an inability to raise sufficient capital to execute our business plan;

•	our ability to comply with current good manufacturing practices;

•	loss or retirement of key executives;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our manufacturing process and equipment;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components; and

•	the inability to carry out our business plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We manufacture a high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the OEM market.

Recent Developments

On June 14, 2019, we filed with the Securities and Exchange Commission a Registration Statement on Form 10 (the “Registration Statement”), relating to the distribution by Adynxx, Inc. (which was known as Alliqua BioMedical, Inc. on the Record Date (as defined herein) and subsequently changed its name to Adynxx, Inc. on May 3, 2019 in connection with the closing of the previously announced reverse merger between private Adynxx, Inc. and Alliqua BioMedical, Inc.) (“Parent”) to holders of record of Parent common stock as of April 22, 2019 (the “Record Date”), previously declared by Alliqua BioMedical, Inc., of one share of our common stock, par value $0.001 per share, for every one share of Parent common stock held by such stockholders as of the Record Date (the “Distribution”). Prior to the Distribution, we were a wholly-owned subsidiary of Parent. In addition, as the Record Date was prior to the Parent’s six-for-one reverse stock split effective on May 3, 2019, the distribution ratio of one share of our common stock for each share of Parent common stock does not give effect to such reverse stock split. On June 21, 2019, the Registration Statement was declared effective by the Securities and Exchange Commission.

On June 21, 2019, Parent and we effected the Distribution, and as a result, we are now an independent company. Following the Distribution, Parent retains no ownership interest in us, and all of our existing operations were distributed to AquaMed with the exception of a corporate lease for property located in Yardley, Pennsylvania which will be retained by Adynxx.

Liquidity and Capital Resources

As of June 30, 2019, we had $186,000 of cash and cash equivalents, compared to no cash and cash equivalents at December 31, 2018.

Net cash used in operating activities was $1,159,000 and $708,000 for the six months ended June 30, 2019 and 2018, respectively.

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 consisted of the advances from the Parent.

At June 30, 2019, current assets totaled $499,000 and current liabilities totaled $1,098,000, as compared to current assets totaling $361,000 and current liabilities totaling $407,000 at December 31, 2018. As a result, we had working capital deficit of $599,000 at June 30, 2019, compared to working capital deficit of $46,000 at December 31, 2018.

These factors raise substantial doubt as to the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to support ongoing operations. Management is evaluating various options to raise funds to fund the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues, net. For the three months ended June 30, 2019 revenues decreased by $739,000, to $125,000, from $864,000 for the three months ended June 30, 2018. The decrease in our overall revenues was due to a decrease in orders from contract manufacturing customers.

Gross profit(loss). Our gross loss was $66,000 for the three months ended June 30, 2019, compared to gross profit of $285,000 for the three months ended June 30, 2018.  The loss recorded for the three months ended June 30, 2019, as compared to a gross profit recorded for the three months ended June 30, 2018, was primarily due to the lower volume of orders fulfilled for our contract manufacturing customers. Gross loss was approximately (53%) for the three months ended June 30, 2019. Gross margin was approximately 33% for the three months ended June 30, 2018.

The components of cost of revenues are as follows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of revenues
Materials and finished products	$19	$377
Stock-based compensation	-	9
Compensation and benefits	88	101
Depreciation and amortization	5	2
Equipment, production and other expenses	79	90
Total cost of revenues	$191	$579

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$116	$15
Stock-based compensation	-	159
Depreciation and amortization	12	12
Other expenses and professional fees	879	386
Total selling, general and administrative expenses	$1,007	$572

Selling, general and administrative expenses increased by $435,000 to $1,007,000 for the three months ended June 30, 2019, as compared to $572,000 for the three months ended June 30, 2018. The increase in selling, general and administrative expenses is attributable to our organizational restructuring for the spin-off of AquaMed in June 2019.

Compensation and benefits increased by $101,000 to $116,000 for the three months ended June 30, 2019, as compared to $15,000 for the three months ended June 30, 2018. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees allocated to us in 2019 compared to 2018, due to restructuring.

Stock-based compensation decreased by $159,000, to none for the three months ended June 30, 2019, as compared to $159,000 for the three months ended June 30, 2018. The decrease in stock-based compensation is primarily due to stock based compensation plans that were discontinued.

Other expenses and professional fees increased by $493,000 to $879,000 for the three months ended June 30, 2019 from $386,000 for the three months ended June 30, 2018. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The increase is due to higher legal, accounting and consulting fees.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2019

Revenues, net. For the six months ended June 30, 2019 revenues decreased by $1,150,000, $254,000 from $1,404,000 for the six months ended June 30, 2018. The decrease in our overall revenue was due to a decrease in orders fulfilled for our contract manufacturing customers.

Gross profit(loss). Our gross loss was $174,000 for the six months ended June 30, 2019 compared to gross profit of $411,000 for the six months ended June 30, 2018.  The loss recorded for the six months ended June 30, 2019, as compared to a profit recorded for the six months ended June 30, 2018, was primarily due to the lower volume of contract manufacturing sales. Gross loss was approximately (69%) for the six months ended June 30, 2019. Gross margin was 29% for the six months ended June 30, 2018.

The components of cost of revenues are as follows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Cost of revenues
Materials and finished products	$44	$425
Stock-based compensation	-	23
Compensation and benefits	181	205
Depreciation and amortization	33	145
Equipment, production and other expenses	170	195
Total cost of revenues	$428	$993

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$242	$145
Stock-based compensation	-	159
Depreciation and amortization	12	13
Other expenses and professional fees	1,257	751
Total selling, general and administrative expenses	$1,511	$1,068

Selling, general and administrative expenses increased by $443,000 to $1,511,000 for the six months ended June 30, 2019, as compared to $1,068,000 for the six months ended June 30, 2018. The increase in selling, general and administrative expenses is attributable to our organizational restructuring for our spin-off.

Compensation and benefits increased by $97,000 to $242,000 for the six months ended June 30, 2019, as compared to $145,000 for the six months ended June 30, 2018. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees in 2019 compared to 2018.

Stock-based compensation decreased by $159,000, to $0 for the six months ended June 30, 2019, as compared to $159,000 for the six months ended June 30, 2018. The decrease in stock-based compensation is primarily due to plans for stock based compensation that were discontinued.

Other expenses and professional fees increased by $506,000 to $1,257,000 for the six months ended June 30, 2019 from $751,000 for the six ended June 30, 2018. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The increase was due to greater legal, accounting and consulting fees associated with spin-off efforts.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates described in the notes to our financial statements for the year ended December 31, 2018, and incorporated by reference in the Form 10.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Condensed Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2019, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
2.1**

Asset Contribution and Separation Agreement, dated as of May 3, 2019, by and between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.3 to Form 10 filed on June 14, 2019)

2.2**	Tax Matters Agreement, dated as of May 3, 2019, by and between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.4 to Form 10 filed on June 14, 2019)
2.3	Form of Bill of Sale and Assignment and Assumption Agreement between AlliquaBioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on March 12, 2019)
2.4	Amendment No. 2, dated April 19, 2019, to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.6 to Amendment No. 3 to AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on April 19, 2019)
3.1*	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc.
3.2	Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.4 AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on January 9, 2019)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUAMED TECHNOLOGIES, INC.

Date: September 9, 2019	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joe Williams
	Name:	Joseph Williams
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

