Form 10-Q
period 2019-09-30
NEXGEL, INC.
filed 2020-01-28
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36278

NexGel, Inc.

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

As of January 28, 2020, the registrant had 57,505,208 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS:
Current Assets:
Cash	$88	$-
Accounts receivable, net	134	34
Inventory, net	113	101
Prepaid expenses and other current assets	26	226
Total current assets	361	361
Property and equipment, net	147	200
Operating lease - right of use asset	943	-
Other assets	178	178
Total assets	$1,629	$739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$479	$157
Accrued expenses and other current liabilities	19	250
Operating lease liability	207	-
Total current liabilities	705	407
Long-term operating lease liability	736	-
Other long-term liabilities	-	51
Total liabilities	1,441	458

Commitments and Contingencies

Parent's net investment	-	281
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 100,000,000 shares authorized; 8.274,711 shares issued and outstanding as of September 30, 2019	8	-
Additional paid-in capital	106	-
Retained earnings	74	-
Total stockholders' equity	188	281
Total liabilities and stockholders' equity	$1,629	$739

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net	$287	$348	$541	$1,752

Cost of revenues	213	358	641	1,328

Gross (loss)/profit	74	(10)	(100)	424

Operating expenses
Selling, general and administrative	-	744	1,511	1,653
Total operating expenses	-	744	1,511	1,653

Net income (loss)	$74	$(754)	$(1,611)	$(1,229)
Net income (loss) per common share - basic	$0.01	$(0.15)	$(0.31)	$(0.25)
Net income (loss) per common share - diluted	$0.01	$(0.15)	$(0.31)	$(0.25)
Weighted average shares used in computing net income (loss) per common share - basic	5,751,510	5,005,211	5,256,711	5,005,211
Weighted average shares used in computing net income (loss) per common share – diluted	5,751,510	5,005,211	5,256,711	5,005,211

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Investment	Deficit)	(Deficit)
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(612)	-	(612)

Net contributions from Former Parent	-	-	-	556	-	556

Balance, March 31, 2019	-	-	-	225	-	225

Net loss	-	-		(1,073)	-	(1,073)

Net contributions from Former Parent	-	-	-	789	-	789

Reclassification of parent’s net investment in connection with spin-off, June 21, 2019	-	-	(59)	59	-	-

Common stock distributed in connection with spin-off, June 21, 2019	5,005,211	5	(5)	-	-	-

Balance, June 30, 2019	5,005,211	5	(64)	-	-	(59)

Net income					74	74

Issuance of common stock, net of issuance costs	3,269,500	3	167	-	-	170

Share-based compensation	-	-	3	-	-	3

Balance, September 30, 2019	8,274,711	$8	$106	$-	$74	$188

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Investment	Deficit)	(Deficit)
Balance, January 1, 2018	-	$-	$-	$625	$-	$625

Net loss	-	-	-	(369)	-	(369)

Net contributions from Former Parent	-	-	-	563	-	563

Balance, March 31, 2018	-	-	-	819	-	819

Net loss	-	-	-	(288)	-	(288)

Net contributions from Former Parent	-	-	-	189	-	189

Balance, June 30, 2018	-	-	-	720	-	720

Net loss	-	-	-	(754)	-	(754)

Net contributions from Former Parent	-	-	-	1,059	-	1,059
Balance, September 30, 2018	-	$-	$-	$1,025	$-	$1,025

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(1,611)	$(1,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	243
Share-based compensation	3	-
Changes in operating assets and liabilities:
Accounts receivable	(100)	(366)
Inventory	(12)	(88)
Prepaid expenses and other assets	200	(366)
Accounts payable	322	406
Accrued expenses and other liabilities	(282)	(411)
Net Cash Used in Operating Activities	(1,427)	(1,811)
Investing Activities
Net Cash Used in Investing Activities	--	--
Financing Activities
Issuance of common stock, net of issuance costs	170	-
Net contributions from Former Parent	1,345	1,811
Net Cash Provided by Financing Activities	1,515	1,811
Net Increase in Cash	88	—
Cash – Beginning of period	—	—
Cash – End of period	$88	$—
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business, the Spin-off and Basis of Presentation

Description of Business

NexGel, Inc. (the “Company” or “NexGel”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has historically served as a contract manufacturer supplying its gels to third parties who incorporate them into their own products. NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019. The Company is implementing a new strategy to become a consumer products business focused on proprietary branded products and white label opportunities.

The Spin-Off

On June 21, 2019, AquaMed became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Adynxx” and the “Parent”) in connection with the closing of a reverse merger between Adynxx, Inc. and Alliqua BioMedical, Inc., (“Alliqua”) of AquaMed’s common stock for common stock of Parent. Adynxx, Inc. was previously known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019. The terms and conditions of the Spin-Off provided that each record holder of Parent stock as of April 22, 2019, received one share of AquaMed common stock in book-entry form and resulted in the distribution of 5,005,211 shares of common stock of AquaMed. Following the distribution (“Capitalization”), all existing operations were distributed to AquaMed with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx, Inc.

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, AquaMed assumed the following net liabilities from Parent as of June 21, 2019 ($ in thousands):

Assets:
Cash	$186
Accounts receivable, net	72
Inventory, net	140
Prepaid expenses and other current assets	101
Property and equipment, net	155
Operating lease - right of use asset	976
Other assets	178
Total assets	1,808

Liabilities:
Accounts payable	(496)
Accrued expenses and other current liabilities	(395)
Operating lease liability - current	(207)
Long-term operating lease liability	(769)
Total liabilities	(1,867)
Net liabilities assumed in Spin-Off on June 21, 2019	$(59)

Basis of Presentation

The condensed balance sheet as of September 30, 2019 and the condensed statement of operations for the three months ended September 30, 2019 consist of the balances of NexGel as prepared on a stand-alone basis. The condensed balance sheet as of December 31, 2018, and the condensed statements of operations, stockholders’ equity, and cash flows for the three months ended September 30, 2018 and for the nine months ended September 30, 2019 and 2018 have been prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these condensed financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of December 30, 2018 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2019 and results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2018 and 2017, as a segment of the Parent, which are included in the AquaMed Technologies, Inc. Form 10 filed with SEC on June 14, 2019. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Significant Accounting Policies and Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes.  These estimates and assumptions include allowance for doubtful accounts, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

Inventory

Inventory is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company evaluates inventories for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, and a review of the shelf-life expiration dates for products. These factors determine when, and if, the Company adjusts the carrying value of inventory to estimated net realizable value.

Property and equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization. The Company reviews property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided over the assets’ useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Repairs and maintenance costs are expensed as incurred.

Fair value measurements

The Company utilizes the fair value hierarchy to apply fair value measurements. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair values that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

Level 1 — Quoted prices for identical assets or liabilities in active markets.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

The Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable) in the condensed balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue predominately from one type of revenue, contract manufacturing. Revenue from contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

The Company’s customers consist of other life sciences companies and revenues are concentrated in the United States. Payment terms vary by the type and location of customer and may differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 60 days from date of shipment.

Estimates for product returns, allowances and discounts are recorded as a reduction of revenue and are established at the time of sale. Returns are estimated through a comparison of historical return data and are determined for each product and adjusted for known or expected changes in the marketplace specific to each product, when appropriate. Historically, sales return provisions have not been material. Amounts accrued for sales allowances and discounts are based on estimates of amounts that are expected to be claimed on the related sales and are based on historical data. Payments for allowances and discounts have historically been immaterial.

As of September 30, 2019 the Company did not have any contract assets or contract liabilities from contracts with customers. As of September 30, 2019, there were no remaining performance obligations that the Company had not satisfied.

Share-based compensation

The Company’s 2019 Long-Term Incentive Plan provides certain employees, contractors and outside directors with share-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the condensed statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard is effective for the Company on January 1, 2020. The Company early adopted this new standard in the third quarter of 2019 and it did not have material impact to its condensed financial statements.

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the condensed financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the condensed financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

Segment reporting

The Company operates in one business segment as a contract manufacturer of aqueous polymer hydrogels. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) established ASC Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

The Company adopted the new standard on leases on January 1, 2019. The Company currently recognizes an operating lease right-of-use asset and a corresponding lease liability on its condensed balance sheet. The Company also applies the following accounting policies related to this standard:

●	The Company does not recognize ROU assets and liabilities for leases with a term of 12 months or less; and
●	The Company does not separate lease and non-lease components in the Company’s lease contracts.

Recently Issued Accounting Standards

In June 2016, the FASB issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount that is expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities shall be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard was originally scheduled to be effective for the Company for interim and annual reporting periods beginning on January 1, 2021. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates, to defer the effective date of this new standard. Accordingly, the Company will now be required to adopt the new standard on credit losses for all interim and annual reporting periods beginning on January 1, 2023. With certain exceptions, adjustments shall be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of this new standard on its condensed financial statements.

2.	Going Concern

As of September 30, 2019, the Company had a cash balance of $88,000. For the nine months ended September 30, 2019, the Company incurred a net loss of $1,611,000 and had a net usage of cash in operating activities of $1,427,000. In addition, the Company had a working capital deficit of $344,000 as of September 30, 2019.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to support ongoing operations. The ability of the Company to continue to operate as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. Management is evaluating various options to raise capital to fund the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the nine months ended September 30, 2019, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculations, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic and diluted earnings per share.

4.	Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2026.

The right-of-use asset and lease liability from this operating lease were recognized in the opening balance sheet as of January 1, 2019 and are based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2019 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2019	$52
2020	207
2021	207
2022	207
2023	208
Thereafter	$432
Total undiscounted operating lease payments	$1,313
Less: Imputed interest	(370)
Present value of operating lease liability	$943

Weighted average remaining lease term	6.3 years
Weighted average discount rate	11.0%

Total operating lease expense for the three and nine months ended September 30, 2019 was $52,000 and $156,000, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses on the condensed statement of operations. For the three and nine months ended September 30, 2018, the Company recorded lease expense under Accounting Standards Codification Topic 840, Leases, and recognized $52,000 and $156,000, respectively, which was recorded in cost of goods sold and selling, general and administrative expenses.

Supplemental cash flows information related to leases was as follows ($ in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$156

Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$976

5.	Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$113	$101
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$113	$101

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process. There were no work in progress or finished goods inventories as of September 30, 2019 and December 31, 2018.

6.	Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life (Years)	September 30, 2019	December 31, 2018
Machinery and equipment	3 – 10	$2,893	$2,893
Office furniture and equipment	3 – 10	49	49
Leasehold improvements	(A)	228	228
		3,170	3,170
Less: Accumulated depreciation and amortization		(3,023)	(2,970)
Property and equipment, net		$147	$200

(A) Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense for the three and nine months ended September 30, 2019 was $8,000 and $53,000, respectively. For the three and nine months ended September 30, 2018, depreciation and amortization expense was $88,000 and $243,000, respectively.

7.	Accounts Payable – Reductions and Settlements

In November 2018, Alliqua originally planned to spin-off its AquaMed subsidiary to merge and combine it with the operations of TO Pharmaceuticals of Israel to create a public biopharmaceutical company called TO Pharma. In preparation for this spin-off, Alliqua incurred costs for professional fees and other related transaction costs, of which a portion totaling $259,000 related to services provided directly to AquaMed. Accordingly, these direct costs were allocated to AquaMed and recognized in accounts payable and as a component of selling, general and administrative expenses in AquaMed’s carve-out financial statements in the first and second quarters of 2019. In June 2019, the proposed transaction with TO Pharmaceuticals was terminated. AquaMed continued to pursue other opportunities to merge its business with another independent company, however, in August 2019, it suspended these pursuits and decided to operate as a stand-alone entity. Due to the Company’s liquidity constraints, in September 2019, AquaMed negotiated multiple reductions and settlements on certain outstanding accounts payable balances owed to certain of the Company’s professional service providers totaling $186,000 in the aggregate. Upon negotiating these reductions and being legally released from being the primary obligor, the Company derecognized the corresponding amounts recorded in accounts payable with a corresponding adjustment to selling, general and administrative expenses in September 2019.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2019	2018
Salaries, benefits and incentive compensation	$19	$108
Professional fees	-	95
Other	-	47
Total accrued expenses and other current liabilities	$19	$250

9.	Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 on the initial closing date, and an aggregate of up to $575 of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175. For their commitment to invest the $175, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 private placement totaled $5.

10.	Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the three and nine months ended September 30, 2019 and 2018, there was no income tax expense or benefit.

At September 30, 2019 and December 31, 20187, the Company had no recorded tax liabilities for uncertain tax positions. The Company has not yet filed any federal or state income tax returns for its stand-alone operations for years that are open for examination. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

Pursuant to the Spin-off, the Company and Alliqua BioMedical, Inc. entered into a Tax Matters Agreement to provide for the payment of tax liabilities and entitlement of refunds; allocation of the responsibility for, and cooperation in, filing of tax returns; and other matters relating to taxes for the pre- and post-Spin-off periods.

11	Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more that 10% of total revenues. Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2019 were 41%, 19% and 16%. Accounts receivable from these same three customers were 34%, 46% and 0% of the total accounts receivable as of September 30, 2019. For the nine months ended September 30, 2018, two customers exceeded 10% of revenues and were 62% and 13% of total revenues. Accounts receivable from these same two customers were 63% and 0% of the total accounts receivable as of September 30, 2018.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. From time to time, cash balances may exceed the FDIC insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past.

12.	Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company has reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

Incentive stock options

In August 2019, pursuant to the terms of the 2019 Plan, the Company awarded options to purchase an aggregate of 1,000,000 shares of common stock to two of its employees and one contractor. Pursuant to the terms of the option agreements, 50% of such options vested on the date of grant, and the remaining 50% of such options will vest on the first anniversary of the date of grant. The term of the options is ten years.

The following table contains information about the 2019 Plan as of September 30, 2019:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	2,000,000	1,000,000	1,000,000

The following table summarizes the Company’s incentive stock option activity and related information for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at September 30, 2019	1,000,000	$0.053525	10.0

As of September 30, 2019, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of September 30, 2019, there was approximately $3 of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for nine months ended September 30, 2019:

Volatility	88.42%
Risk-free interest rate	1.37% - 1.39%
Dividend yield	0.0%
Expected term	5.25 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its stock-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Based on the lack of historical data of volatility for the Company’s common stock, the Company based its estimate of expected volatility on a weighted-average of the historical volatility of comparable public companies that manufacture similar products and are similar in size, stage of life cycle, and financial leverage.

13.	Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through January [__] 2020, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed in the accompanying condensed financial statements.

On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 49,230,497 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560,000. Proceeds from this offering are expected to be used for working capital and general business operations.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We manufacture high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the Original Equipment Manufacturer (“OEM”) market. We are implementing a new strategy for the Company to become a consumer products business focused on proprietary branded products and white label opportunities.

The Spin-Off

On June 21, 2019, AquaMed became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Adynxx” and the “Parent”) in connection with the closing of a reverse merger between Adynxx, Inc. and Alliqua BioMedical, Inc., of AquaMed’s common stock for common stock of Parent. Adynxx, Inc. was previously known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019. The terms and conditions of the Spin-Off provided that each record holder of Parent stock as of April 22, 2019, received one share of AquaMed common stock in book-entry form and resulted in the distribution of 5,005,211 shares of common stock of AquaMed. Following the distribution (“Capitalization”), all existing operations were distributed to AquaMed with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx, Inc.

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, AquaMed assumed the following net liabilities from Parent as of June 21, 2019 ($ in thousands):

Assets:
Cash	$186
Accounts receivable, net	72
Inventory, net	140
Prepaid expenses and other current assets	101
Property and equipment, net	155
Operating lease - right of use asset	976
Other assets	178
Total assets	1,808

Liabilities:
Accounts payable	(496)
Accrued expenses and other current liabilities	(395)
Operating lease liability - current	(207)
Long-term operating lease liability	(769)
Total liabilities	(1,867)

Net liabilities assumed in Spin-Off on June 21, 2019	$(59)

Basis of Presentation

The condensed balance sheet as of September 30, 2019 and the condensed statement of operations for the three months ended September 30, 2019 consist of the balances of NexGel as prepared on a stand-alone basis. The condensed balance sheet as of December 31, 2018, and the condensed statements of operations, stockholders’ equity, and cash flows for the three months ended September 30, 2018 and for the nine months ended September 30, 2019 and 2018 have been prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these condensed financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of December 30, 2018 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2019 and results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in our year-end financial statements for the years ended December 31, 2018 and 2017, as a segment of the Parent, which are included in the AquaMed Technologies, Inc. Form 10 filed with SEC on June 14, 2019. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Liquidity and Capital Resources

As of September 30, 2019, we had $88,000 of cash, compared to no cash at December 31, 2018.

Net cash used in operating activities was $1,427,000 and $1,811,000 for the nine months ended September 30, 2019 and 2018, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,515,000 which is composed of $170,000 from the issuance of common stock and $1,345,000 of advances from our former Parent. For the nine months ended September 30, 2018, cash flows from financing activities were $1,811,000, all of which were advances from our former Parent.

At September 30, 2019, current assets totaled $361,000 and current liabilities totaled $705,000, as compared to current assets totaling $361,000 and current liabilities totaling $407,000 at December 31, 2018. As a result, we had working capital deficit of $344,000 at September 30, 2019, compared to working capital deficit of $46,000 at December 31, 2018. The increase in the working capital deficiency as of September 30, 2019 is primarily attributable to an increase in our trade accounts payables to vendors and the recognition of the current portion of the lease liability pursuant to the adoption of the new accounting standard on leases.

In November 2018, Alliqua originally planned to spin-off its AquaMed subsidiary to merge and combine it with the operations of TO Pharmaceuticals of Israel to create a public biopharmaceutical company called TO Pharma. In preparation for this spin-off, Alliqua incurred costs for professional fees and other related transaction costs, of which a portion totaling $259,000 related to services provided directly to AquaMed. Accordingly, these direct costs were allocated to AquaMed and recognized in accounts payable and as a component of selling, general and administrative expenses in AquaMed’s carve-out financial statements in the first and second quarters of 2019. In June 2019, the proposed transaction with TO Pharmaceuticals was terminated. AquaMed continued to pursue other opportunities to merge its business with another independent company, however, in August 2019, it suspended these pursuits and decided to operate as a stand-alone entity. Due to our liquidity constraints, in September 2019, we negotiated multiple reductions and settlements on certain outstanding accounts payable balances owed to certain of our professional service providers totaling $186,000. Upon negotiating these reductions and being legally released from being the primary obligor, we derecognized the corresponding amounts recorded in accounts payable with a corresponding adjustment to selling, general and administrative expenses in September 2019.

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to support ongoing operations. Our ability to continue to operate as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve profitable operations. Management is evaluating various options to raise capital to fund the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to us. These factors raise substantial doubt as to our ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues, net. For the three months ended September 30, 2019, revenues decreased by $61,000 to $287,000 when compared to $348,000 for the three months ended September 30, 2018. The decrease in our overall revenues was due to a decrease in orders from contract manufacturing customers.

Gross profit (loss). Our gross profit was $74,000 for the three months ended September 30, 2019, compared to a gross loss of $10,000 for the three months ended September 30, 2018.  The gross profit recorded for the three months ended September 30, 2019, as compared to a gross loss recorded for the three months ended September 30, 2018, was primarily due to the lower costs of materials, labor and overhead for orders fulfilled for our contract manufacturing customers. On a percentage basis, our gross profit was approximately 26% for the three months ended September 30, 2019. Gross loss for the three months ended September 30, 2018 was approximately (3%).

The components of cost of revenues are as follows for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,
	2019	2018
Cost of revenues
Materials and finished products	$47	$101
Share-based compensation	1	-
Compensation and benefits	90	103
Depreciation and amortization	5	72
Equipment, production and other expenses	70	82
Total cost of revenues	$213	$358

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$43	$117
Share-based compensation	2	-
Depreciation and amortization	3	16
Professional fees	138	611
Accounts payable – reductions and settlements	(186)	-
Total selling, general and administrative expenses	$-	$744

Selling, general and administrative expenses decreased by $744,000 to $0 for the three months ended September 30, 2019, as compared to $744 for the three months ended September 30, 2018. The decrease in selling, general and administrative expenses is primarily attributable to our higher costs for professional fees and other administrative expenses in the prior period. In addition, as described in further detail under the header Liquidity and Capital Resources, in September 2019, we negotiated a reduction $186,000 of certain trade payable balances due to certain vendors which were credited against selling, general and administrative expenses for the three months ended September 30, 2019.

Compensation and benefits declined by $74,000 to $43,000 for the three months ended September 30, 2019, as compared to $117,000 for the three months ended September 30, 2018. The decrease in compensation and benefits was primarily due to the decrease in the number of full-time employees in 2019 compared to 2018 and due to the Company’s vacancy of a chief executive officer during the three months ended September 30, 2019.

Share-based compensation was $2,000 for the three months ended September 30, 2019, which is related to our adoption of the 2019 Long-Term Incentive Plan in August 2019. For the three months ended September 30, 2018 there was no share-based compensation expense.

Professional fees were $138,000 for the three months ended September 30, 2019 compared to expenses of $611,000 in the comparative period. For the three months ended September 30, 2018, we incurred costs for professional fees and other administrative expenses associated with our selling efforts and general management, including information technology, travel, training and recruiting. During the three months ended September 30, 2019, we incurred lower costs for professional fees.

During the three months ended September 30, 2019, we were able to reduce and settle a number of our outstanding accounts payable balances owed to certain of the Company’s professional service providers totaling $186,000 in the aggregate. Upon negotiating these reductions and being legally released from being the primary obligor, the Company derecognized the corresponding amounts recorded in accounts payable with a corresponding adjustment to selling, general and administrative expenses in September 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues, net. For the nine months ended September 30, 2019 revenues were $541,000 and decreased by $1,211,000 when compared to $1,752,000 for the nine months ended September 30, 2018. The decrease in our overall revenue was due to a decrease in orders fulfilled for our contract manufacturing customers.

Gross profit (loss). Our gross loss was $100,000 for the nine months ended September 30, 2019 compared to a gross profit of $424,000 for the nine months ended September 30, 2018.  The loss recorded for the nine months ended September 30, 2019, as compared to a profit recorded for the nine months ended September 30, 2018, was primarily due to the lower volume of contract manufacturing sales. Gross loss was approximately (18%) for the nine months ended September 30, 2019. Gross margin was 24% for the nine months ended September 30, 2018.

The components of cost of revenues are as follows for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Cost of revenues
Materials and finished products	$91	$526
Share-based compensation	1	-
Compensation and benefits	271	308
Depreciation and amortization	38	217
Equipment, production and other expenses	240	277
Total cost of revenues	$641	$1,328

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$285	$262
Share-based compensation	2	-
Depreciation and amortization	15	29
Professional fees	1,395	1,362
Accounts payable – reductions and settlements	(186)	-
Total selling, general and administrative expenses	$1,511	$1,653

Selling, general and administrative expenses decreased by $142,000 to $1,511,000 for the nine months ended September 30, 2019, as compared to $1,653,000 for the nine months ended September 30, 2018. The decrease in selling, general and administrative expenses is attributable to negotiated reductions and settlements on certain outstanding accounts payable balances owed to certain of the Company’s professional service providers totaling $186,000.

Compensation and benefits increased by $23,000 to $285,000 for the nine months ended September 30, 2019, as compared to $262,000 for the nine months ended September 30, 2018. The increase in compensation and benefits was primarily due to higher costs of wages in 2019 compared to 2018.

Share-based compensation increased by $2,000 for the nine months ended September 30, 2019, due to the adoption of a new share-based compensation plan in August 2019.

Professional fees increased by $33,000 to $1,395,000 for the nine months ended September 30, 2019 from $1,362,000 for the nine ended September 30, 2018. We continued to incur legal, accounting and consulting fees in 2019 associated with Spin-Off efforts and with operating as a stand-alone entity.

During the three months ended September 30, 2019, we were able to reduce and settle a number of our outstanding accounts payable balances owed to certain of the Company’s professional service providers totaling $186,000 in the aggregate. Upon negotiating these reductions and being legally released from being the primary obligor, the Company derecognized the corresponding amounts recorded in accounts payable with a corresponding adjustment to selling, general and administrative expenses in September 2019.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Other than the changes noted below for share-based compensation, there have been no significant changes to our critical accounting policies and estimates described in the notes to our condensed financial statements for the year ended December 31, 2018, and incorporated by reference in the Form 10.

Share-based compensation – We utilize share-based compensation in the form of incentive stock options. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the condensed statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting.

The fair value of each stock option award granted was estimated on the date of grant using a Black-Scholes option-valuation model, which requires management to make certain assumptions regarding: (i) fair value of the common stock that underlies the stock option; (ii) the expected volatility in the market price of our common stock; (iii) dividend yield; (iv) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected term). Under the Black-Scholes option-valuation model, entities typically estimate the expected volatility based on historical volatilities of the entity’s own common stock. Based on the lack of historical data of volatility for the Company’s common stock, the Company based its estimate of expected volatility on a weighted average of the historical volatility of comparable public companies that manufacture similar products and are similar in size, stage of life cycle, and financial leverage. The fair value of the common stock that underlies the stock option is estimated by the Company considering the price of the most recent issuance of the Company’s common stock. The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options.. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected term of the related award. The expected term of the awards granted is estimated using the simplified method which computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 1 to Condensed Financial Statements and described in the notes to our annual financial statements for the year ended December 31, 2018 incorporated by reference in the Form 10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2019, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2019, we entered into a Stock Purchase Agreement and issued 3,269,500 of the our common stock, par value $0.001 per share, in a private placement offering that sold the shares to two accredited investors at $0.053525 per share and raised $175,000. On November 6, 2019 and pursuant to the Stock Purchase Agreement, we issued an additional 49,230,497 shares of our common stock, par value $0.001 per share, in a secondary private placement offering to accredited investors valued at $0.014 per share and raised $560,000. Proceeds from these offerings are expected to be used for working capital and general business operations. For their commitment to invest the $175,000 the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. All of the shares issued and sold described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2019)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.3	Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.4 AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on January 9, 2019)
10.1	Form of Stock Purchase Agreement, dated from September through November 2019, between AquaMed Technologies, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
10.2	Amendment to the Stock Purchase Agreement, dated as of October 23, 2019, between AquaMed Technologies, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.2 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
10.3	Form of Joinder Stock Purchase Agreement, dated from October through November 2019, between AquaMed Technologies, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.3 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: January 28, 2020	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer)