Form 10-K
period 2019-12-31
NEXGEL, INC.
filed 2020-03-30
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 30, 2020, the registrant had 73,005,208 shares of common stock outstanding.

Forward Looking Statements

All statements and assumptions contained in this information statement that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target,” and “will” and words and terms of similar substance in discussions of future operating or financial performance. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, prospects, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

• inadequate or an inability to raise sufficient capital to execute our business plan;

• acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers;

• risks associated with being dependent on a limited number of clients;

• failure to achieve and maintain a high level of product and service quality;

• our limited sales, marketing and distribution capabilities;

• risks associated with our reliance on two major manufacturers for key ingredients of the manufacture of our hydrogels;

• natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;

• work stoppages, other disruptions, or the need to relocate our facility;

• adverse global and regional economic conditions and/or intense competition;

• loss of a key customer or supplier;

• entry of new competitors;

• unforeseen U.S. federal income tax liabilities;

• adverse federal, state and local government regulation; and

• the inability to carry out our business plans.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the section titled and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this information statement. You should evaluate all forward-looking statements made in this information statement in the context of these risks and uncertainties.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this information statement or to reflect the occurrence of unanticipated events, except as required by law.

Part I

Item 1. Business

In this Annual Report on Form 10-K, unless the content otherwise dictates, "NexGel", the "Company", "we" or "our" mean NexGel Inc. NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019.

Our Company

We were incorporated in Delaware on January 13, 2009. We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture. Once the gels are manufactured according to a customer’s specifications, the gels are generally shipped to the customer via a contract carrier (e.g., United Parcel Service, Inc.). The Company is implementing a new strategy to become a consumer products business focused on proprietary branded products and white label opportunities.

Industry and Markets

Hydrogels are currently being marketed in the U.S. and abroad for the following applications:

•	Drug Delivery. Delivering medication through hydrogel patches has important advantages over traditional methods of drug delivery. Hydrogel patches are less intrusive, painless, allow for pre-planned medication time periods, can potentially release medication in a manner consistent with the body’s own glandular activity (by avoiding dosage spikes and/or digestive alteration), and minimize side effects related to the medication via injection or ingestion.

•	Other Medical Applications. Hydrogel patches are being used for transdermal applications such as hormone replacement therapy and contraception, treatment of acne, shingles, diabetes, motion sickness, treatment of angina with nitroglycerin and treatment of smoking addiction using nicotine and palliatives (i.e., pain relievers).

•	Non-Prescription Therapeutic Applications. Hydrogel patches are also used in the medical community and are also directly marketed to consumers for topical application of over the counter (“OTC”) drugs such as non-prescription acne treatments, pain relievers, diet preparations, cough suppressants, treatment of warts, calluses and corns, and pain relief.

•	Moist Wound and Burn Dressings. Hydrogel dressings have long been used for treating wounds and burns. Clinical trials have demonstrated the benefits of moist wound healing versus traditional dressings. Some of these benefits include immediate anti-inflammatory effects, allowing for freer cell flow and less scarring, increased absorption of exudate, and accelerated healing.

•	Components of Medical Devices. Several medical devices utilize hydrogels as components. These devices include active drug delivery systems such as iontophoresis, warming and cooling devices, and medical electrodes.

•	Cosmetic Applications. Hydrogel patches and applications can deliver cosmetic skin care products to consumers and skin care providers for uses that include moisturizers, face masks, cooling masks and applicators.

Sales and Marketing

We continue to focus on sales and marketing efforts in the United States. As of December 31, 2019, we did not have any employees solely dedicated to sales, however, some of our employees perform in a sales capacity in addition to their other duties.

Competition

To our knowledge, NexGel is one of three manufacturers using electron beam technology for high performance hydrogels for the wound care, cosmetic and drug delivery industries.

Sources and Availability of Raw Materials; Principal Suppliers

In general, raw materials essential to our business are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. The principal suppliers for our raw materials are Berry Global, Inc., DeWolf Chemical, Inc. and Univar Inc. Our policy is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.

Because we have no direct control over these suppliers, interruptions or delays in the products and services provided by these parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary products or raw materials, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, or be unable to sell the applicable products, all of which could have a significant adverse impact on our revenue.

Other than as discussed above, we believe that, due to the size and scale of production of our suppliers, there should be an adequate supply of raw materials from our other suppliers.

Customers

During the year ended December 31, 2019, four major customers accounted for approximately 78% of our revenue, with each customer individually accounting for 38%, 17%, 13% and 10% respectively. Our customer revenue decreased from the year ended December 31, 2018 to December 31, 2019 by $1.5 million, which was driven by the loss of a key customer, which had over $1 million in sales in the year ended December 31, 2018. The reminder of the decline in the year ended December 31, 2019 was attributable to decreased orders from customers. We cannot be certain as to these customers’ intentions to use our services during the fiscal year ending December 31, 2020 since we do not currently have a contract with these customers. However, we have been supplying these customers for more than fifteen years and have no reason to anticipate any change. Our contract manufacturing business, including with respect to these customers, operates on a purchase order basis.

Patents, Proprietary Rights and Trademarks

We own or license trademarks covering our company and our products. We currently hold patent rights to one patent in Europe, which covers the use of lignin for inhibiting restenosis and thrombosis formation, and coated medical devices where the coating includes lignin. These patent rights are set to expire in September 2021, however we believe the expiration of these patents will not have an adverse impact on our overall business. In addition, in connection with our Spin-Off, we received an exclusive license with right to sub-license from Specialty Pharmaceutical Products, L.L.C. (which was held by Adynxx) to two issued patents, one in the U.S. and one in Europe, which cover technology relating to a transdermal patch containing transcutol. The transdermal patch is effective to deliver lidocaine to a patient. These licensed patent rights are expected to expire in April 2032. We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position.

Government Regulation

Product Regulation. Under the Federal Food, Drug and Cosmetic Act, medical devices are classified by the FDA into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. While some applications of hydrogels fall under the jurisdiction of the FDA, hydrogels are generally classified as Class I exempt devices and the majority of the hydrogel products that we manufacture are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements. To the extent that any FDA regulatory submissions are required, we will be required to file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21 CFR 820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. Currently, hydrogels are sold as component parts to various medical device/cosmetic manufacturers.

Quality Assurance Requirements. The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform with current good manufacturing practice (CGMP). The CGMP regulations enforced by the FDA are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The CGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the Federal Food, Drug and Cosmetic Act. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The FDA also conducts periodic inspections of drug and device registered facilities to assess their current CGMP status. If the FDA were to find serious non-compliant manufacturing or processing practices during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. With respect to domestic establishments, the FDA could initiate product seizures or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with CGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We conduct audits of our outside manufacturers and believe that we and our suppliers and outside manufacturers are currently in compliance with CGMP requirements. We are currently registered as a device manufacturer and human tissue distributor with the FDA and we intend to register as a drug facility with the FDA when we are required to do so.

Environmental Regulation. We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the U.S. and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health and safety requirements in all material respects. However, we cannot assure you that current or future regulatory, governmental, or private action will not have a material adverse effect on our performance, results or financial condition.

In the future, if a loss contingency related to environmental matters, employee safety, health or conditional asset retirement obligations is recognized, we would record a liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not know if these events would have a material adverse effect on our financial condition, liquidity, or cash flow, nor can we assure you that such liabilities would not have a material adverse effect on our performance, results or financial condition.

Federal and State Anti-kickback, Self-referral, False Claims and Similar Laws. Our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We believe that we are currently compliant with applicable anti-kickback, self-referral, false claims in all material respects.

Research and Development Costs

For the years ended December 31, 2019 and 2018, we did not incur any research and development costs.

We intend to commit capital resources to research and development only as our cash resources allow. We have incurred all costs associated with the launch of our proprietary products and will only require research and development expenses for product enhancements and modifications and to obtain additional reimbursement coverage, which we do not expect to be significant.

Employees

As of December 31, 2019, we had six full-time employees. Of these employees, one is involved with finance, sales, marketing, and administration and five are involved with manufacturing and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain a combined corporate office and manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space. Our lease expires on January 31, 2026. We believe that our facility is well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date of this information statement, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would materially affect our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market for our common stock currently exists. We have made a decision not to list on an exchange at this time. We do not intend to apply for listing of our common stock on any national securities exchange until such time our new strategy to become a consumer product business has sufficiently developed. The value of our common stock is based on observable pricing on financing transactions and ranged from $0.01 to $0.014; provided, however, on September 10, 2019, we sold shares of our common stock at a per share price of $0.053525 but agreed to amend and reduce such per share price to $0.014 on November 7, 2019.

Holders

As of December 31, 2019, there were over 360 shareholders of record and 57,505,208 shares of common stock outstanding.

On September 10, 2019, we entered into a Stock Purchase Agreement and issued 3,269,500 of the our common stock, par value $0.001 per share, in a private placement offering that sold the shares to two accredited investors at $0.053525 per share and raised $175 thousand. On November 6, 2019 and pursuant to the Stock Purchase Agreement, we issued an additional 49,230,497 shares of our common stock, par value $0.001 per share, in a secondary private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from these offerings are expected to be used for working capital and general business operations. For their commitment to invest the $175 thousand the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. All of the shares issued and sold described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help prospective investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our financial statements and related notes thereto included elsewhere in this information statement.

The statements in this discussion regarding industry outlook, expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.

The NexGel Financial Statements, discussed below, reflect the NexGel financial condition, results of operations, and cash flows. The financial information discussed below and included in this information statement, however, may not necessarily reflect what the NexGel financial condition, results of operations, or cash flows would have been had NexGel been operated as a separate, independent entity during the periods presented, or what the NexGel financial condition, results of operations, and cash flows may be in the future.

Overview

We manufacture a high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high-performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the OEM market. We have recently launched an initiative to produce and market consumer products based on our unique technology. We believe there will be significant interest for applications in beauty and cosmetics, foot care, and over the counter remedies.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The Spin-Off

On June 21, 2019, NexGel became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Adynxx”, and the “Parent”) in connection with the closing of a reverse merger between Adynxx, Inc. and Alliqua BioMedical, Inc., of NexGel’s common stock for common stock of Parent. Adynxx, Inc. was previously known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019. The terms and conditions of the Spin-Off provided that each record holder of Parent stock as of April 22, 2019, received one share of NexGel common stock in book-entry form and resulted in the distribution of 5,005,211 shares of common stock of NexGel. Following the distribution (“Capitalization”), all existing operations were distributed to NexGel with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx, Inc.

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, NexGel assumed the following net liabilities from Parent as of June 21, 2019 ($ in thousands):

Assets:
Cash	$186
Accounts receivable, net	72
Inventory	140
Prepaid expenses and other current assets	101
Property and equipment, net	155
Operating lease - right of use asset	976
Other assets	178
Total assets	1,808

Liabilities:
Accounts payable	(496)
Accrued expenses and other current liabilities	(395)
Operating lease liability	(976)

Total liabilities	(1,867)

Net liabilities assumed in Spin-Off on June 21, 2019	$(59)

Basis of Presentation

The balance sheet as of December 31, 2018, and 2019 and the statements of operations, stockholders’ equity, and cash flows have been prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

Impact on Previously Issued Financial Statements for the Correction of an Error

In the Quarterly Report on Form 10-Q filed on January 28, 2019 (“Q3 Form 10-Q”), the September 10, 2019 an issuance of warrants to purchase common stock was not recognized in the financial statements, including the related impact to the balance sheet. Accordingly, the accompanying financial statements as of December 31, 2019 reflect the issuance of the warrants and the financial statement implications thereto.

These issued warrants impact the additional paid-in capital for the period ending September 30, 2019 by decreasing $14 thousand, and increasing warrant liability by the fair value of the warrants as of September 30, 2019, by $14 thousand. The warrants did not impact net loss during the interim period ended September 30, 2019.

Results of Operations

Revenues, net. For the year ended December 31, 2019 revenues were $717 thousand and decreased by $1.5 million when compared to $2.21 million for the year ended December 31, 2018. Year over year revenue decreased by $1.5 million which was driven by the loss of a key customer, which had over $1 million in sales in the year ended December 31, 2018. The reminder of the decline in the year ended December 31, 2019 was attributable to decreased orders from our manufacturing customers.

Gross profit (loss). Our gross loss was $137 thousand for the year ended December 31, 2019 compared to a gross profit of $514 thousand for the year ended December 31, 2018. The loss recorded for the year ended December 31, 2019, as compared to a profit recorded for the year ended December 31, 2018, was primarily due to the lower volume of contract manufacturing sales. Gross loss was approximately (19%) for the year ended December 31, 2019. Gross margin was 23% for the year ended December 31, 2018.

The components of cost of revenues are as follows for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenues
Materials and finished products	$130	$620
Share-based compensation	1	33
Compensation and benefits	370	387
Depreciation and amortization	43	293
Equipment, production and other expenses	310	366
Total cost of revenues	$854	$1,699

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$359	$464
Share-based compensation	3	173
Depreciation and amortization	24	29
Other expenses and professional fees	1,401	1,736
Total selling, general and administrative expenses	$1,787	$2,402

Selling, general and administrative expenses decreased by $615 thousand to $1.79 million for the year ended December 31, 2019, as compared to $2.4 million for the year ended December 31, 2018.

Compensation and benefits decreased by $105 thousand to $359 thousand for the year ended December 31, 2019, as compared to $464 thousand for the year ended December 31, 2018. The decrease in compensation and benefits was primarily due to a decrease in staff count.

Share-based compensation decreased by $170 thousand to $3 thousand for the year ended December 31, 2019, as compared to $173 thousand for the year ended December 31, 2018. The decrease in share-based compensation was primarily due to the adoption of a new share-based compensation plan in August 2019.

Other Expenses and professional fees decreased by $335 thousand to $1.4 million for the year ended December 31, 2019 from $1.74  million for the year ended December 31, 2018. We continued to incur legal, accounting and consulting fees in 2019 associated with Spin-Off efforts and with operating as a stand-alone entity.

Liquidity and Capital Resources

As of December 31, 2019, we had $261 thousand of cash, compared to no cash at December 31, 2018. Net cash used in operating activities was $1.81 million and $1.54 million for the years ended December 31, 2019 and 2018, respectively. Year over year revenue decreased by $1.5 million which was driven by the loss of a key customer, which had over $1 million in sales in the year ended December 31, 2018. The reminder of the decline in the year ended December 31, 2019 was attributable to decreased orders from manufacturing customers.

No cash was used in investing activities during the years ended December 31, 2019 or 2018.

Net cash provided by financing activities for the years ended December 31, 2019 was $2.08 million which is composed of $730 thousand from the issuance of common stock and $1.35 million of distributions from our Adynxx (“Former Parent”). For the years ended December 31, 2018, cash flows from financing activities were $1.54 million, all of which were advances from our Former Parent.

We had working capital deficit of $288 thousand at December 31, 2019, compared to working capital deficit of $46 thousand at December 31, 2018. The increase in the working capital deficiency as of December 31, 2019 is primarily attributable to an increase in our trade accounts payables due to the upgrade of a key piece of machinery for $150 thousand as well as well as payment to our vendors, and the recognition of the current portion of the lease liability pursuant to the adoption of the new accounting standard on leases.

On September 10, 2019, we entered into a Stock Purchase Agreement and issued 3,269,500 of the our common stock, par value $0.001 per share, in a private placement offering that sold the shares to two accredited investors at $0.053525 per share and raised $175 thousand. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Proceeds from this offering are expected to be used for working capital and general business operations.

From February through March, 2020, the Company initiated another round of financing to issue an additional 15,500,000 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.04 per share for a total raise of $620 thousand. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we anticipate that all available fund and any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

During the fourth quarter of 2019, the Company focused on stabilizing the internal structure and functions as a standalone company. The Company is in the process of expanding its customer base to increase revenue in order to alleviate the current going concern. Management is exploring new product channel sales in consumer products, such as cosmetics and athletic products. The Company has increased its focus on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

Moving forward, the Company we will be raising additional capital and focusing on increasing revenues for the business to stabilize and become profitable. The Company will maintain and attempt to grow the existing contract manufacturing business. The Company plans on building and developing a catalog of consumer products for sale to branding partners. Thirdly, we will use our in house capabilities to create and test market some of our own branded products. These products will be target marketed and sold online through social media, television and online market places.

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to support ongoing operations. Our ability to continue to operate as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve profitable operations. Management is evaluating various options to raise capital to funds the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to us. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, to date, the Company could experience declining revenue, labor and supply shortages, or difficulty in raising additional capital. Our concentrations with a few customers and one supplier make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long lived assets.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of our Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Financial Statements.

Share-based compensation – We utilize share-based compensation in the form of incentive stock options. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. The expected term of the awards granted is estimated using the simplified method which computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred on September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on the 3 year contractual expiration date.

Black Scholes Inputs - The fair value of each stock option award and warrant issued was estimated on the date of grant using a Black-Scholes option-valuation model, which requires management to make certain assumptions regarding: (i) fair value of the common stock that underlies the stock option; (ii) the expected volatility in the market price of our common stock; (iii) dividend yield; (iv) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected term). Under the Black-Scholes option-valuation model, entities typically estimate the expected volatility based on historical volatilities of the entity’s own common stock. Based on the lack of historical data of volatility for the Company’s common stock, the Company based its estimate of expected volatility on a weighted average of the historical volatility of comparable public companies that manufacture similar products and are similar in size, stage of life cycle, and financial leverage. The fair value of the common stock that underlies the stock option is estimated by the Company considering the price of the most recent issuance of the Company’s common stock. The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected term of the related award.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS - TABLE OF CONTENTS

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NexGel, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustment to retrospectively apply the effects of net loss per common share, as described in Note 8b, the accompanying balance sheet of NexGel, Inc., formerly known as AquaMed Technologies, Inc. (a segment of Alliqua BioMedical, Inc.) (the “Company”), as of December 31, 2018, the related statements of operations, changes in parent’s net investment and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) (the 2018 financial statements before the effects of the adjustment discussed in Note 8b are not presented herein). In our opinion, the 2018 financial statements, before the effects of the adjustment to retrospectively apply the effects of net loss per common share, as described in Note 8b, present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustment to retrospectively apply the effects of net loss per common share as described in Note 8b and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Turner, Stone & Company, L.L.P.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2010 to 2019.

New York, NY

March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NexGel, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NexGel, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As part of our audit of the 2019 financial statements, we also audited the adjustments to the 2018 financial statements to include weighted average shares outstanding in order to compute net loss per share common share during the year ended December 31, 2018 as described in Notes 1 and 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to NexGel’s 2018 financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements as whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 30, 2020

We have served as the Company’s auditor since 2019.

NEXGEL, INC

BALANCE SHEETS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018

ASSETS:
Current Assets:
Cash	$261	$-
Accounts receivable, net	102	34
Inventory	113	101
Prepaid expenses and other current assets	37	226
Total current assets	513	361
Property and equipment, net	282	200
Operating lease - right of use asset	917	-
Other assets	178	178
Total assets	$1,890	$739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$510	$157
Accrued expenses and other current liabilities	28	250
Warrant liability	56	-
Operating lease liability, current portion	207	-
Total current liabilities	801	407
Operating lease liability, net of current portion	710	-
Other long-term liabilities	-	51
Total liabilities	1,511	458

Commitments and Contingencies

Parent's net investment	-	281
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 100,000,000 shares authorized; 57,505,208 shares issued and outstanding as of December 31, 2019	57	-
Additional paid-in capital	561	-
Accumulated deficit	(238)	-
Total stockholders' equity	380	281
Total liabilities and stockholders' equity	$1,890	$739

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenues, net	$717	$2,213

Cost of revenues	854	1,699

Gross (loss)/profit	(137)	514

Operating expenses
Selling, general and administrative	1,787	2,402
Total operating expenses	1,787	2,402

Loss from operations	(1,924)	(1,888)
Changes in fair value of warrant liability	(1)	-

Net loss	$(1,923)	$(1,888)
Net loss per common share - basic	$(0.14)	$(0.38)
Net loss per common share - diluted	$(0.14)	$(0.38)
Weighted average shares used in computing net loss per common share - basic	13,570,585	5,005,211
Weighted average shares used in computing net loss per common share – diluted	13,570,585	5,005,211

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit	Equity
Balance, January 1, 2018	-	$-	$-	$625	$-	$625

Net loss	-	-	-	(1,888)	-	(1,888)

Advances from parent	-	-	-	1,544	-	1,544

Balance, December 31, 2018	-	-	-	281	-	281

Net loss	-	-		(1,685)	(238)	(1,923)

Transfers from parent	-	-	-	1,345	-	1,345

Reclassification of parent’s net investment in connection with spin-off, June 21, 2019	-	-	(59)	59	-	-

Common stock distributed in connection with spin-off, June 21, 2019	5,005,211	5	(5)	-	-	-

Issuance of common stock, net of issuance costs	52,499,997	52	621	-	-	673

Share-based compensation	-	-	4	-	-	4

Balance, December 31, 2019	57,505,208	$57	$561	$-	$(238)	$380

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Operating Activities
Net loss	$(1,923)	$(1,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	322
Amortization of deferred lease incentive	-	(8)
Provision for doubtful accounts	-	(1)
Provision for excess and slow moving inventory	-	(5)
Share-based compensation	4	-
Changes in fair value of warrant liability	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(68)	66
Inventory	(12)	(3)
Prepaid expenses and other assets	189	(224)
Accounts payable	203	94
Accrued expenses and other liabilities	(273)	103
Net Cash Used in Operating Activities	(1,814)	(1,544)
Financing Activities
Issuance of common stock, net of issuance costs	730	-
Net distributions from Former Parent	1,345	1,544
Net Cash Provided by Financing Activities	2,075	1,544
Net Increase in Cash	261	-
Cash – Beginning of period	-	-
Cash – End of period	$261	$-
Supplemental Disclosure of Cash Flows Information
Non Cash Transactions:
Accrued construction in progress	$150	$-
Warrants issued as equity issuance cost	56	-

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Spin-Off

On June 21, 2019, NexGel became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Adynxx” and the “Parent”) in connection with the closing of a reverse merger between Adynxx, Inc. and Alliqua BioMedical, Inc., (“Adynxx”) of NexGel’s common stock for common stock of Parent. Adynxx, Inc. was previously known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019. The terms and conditions of the Spin-Off provided that each record holder of Parent stock as of April 22, 2019, received one share of NexGel common stock in book-entry form and resulted in the distribution of 5,005,211 shares of common stock of NexGel. Following the distribution (“Capitalization”), all existing operations were distributed to NexGel with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx, Inc.

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, NexGel assumed the following net liabilities from Parent as of June 21, 2019 ($ in thousands):

Assets:
Cash	$186
Accounts receivable, net	72
Inventory	140
Prepaid expenses and other current assets	101
Property and equipment, net	155
Operating lease - right of use asset	976
Other assets	178
Total assets	1,808

Liabilities:
Accounts payable	(496)
Accrued expenses and other current liabilities	(395)
Operating lease liability	(976)

Total liabilities	(1,867)
Net liabilities assumed in Spin-Off on June 21, 2019	$(59)

Basis of Presentation

The balance sheet as of December 31, 2019 consists of the balances of NexGel as prepared on a stand-alone basis. The balance sheet as of December 31, 2018, and the statements of operations, stockholders’ equity, and cash flows were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

Prior to the Spin-Off, Adynxx used a centralized approach to cash management and financing its operations, including the operations of the Company. Accordingly, none of the cash of Adynxx have been attributed to the Company in the financial statements. Transactions between Adynxx and the Company were accounted for through Parent’s Net Investment.

The expenses, including executive compensation, have been allocated by management based either on specific attribution of those expenses or, where necessary and appropriate, based on management’s best estimate of an appropriate proportional allocation.

2. Going Concern

As of December 31, 2019, the Company had a cash balance of $261 thousand. For the year ended December 31, 2019, the Company incurred a net loss of $1.92 million and had a net usage of cash in operating activities of $1.81 million. In addition, the Company had a working capital deficit of $288 thousand as of December 31, 2019. Year over year revenue decreased by $1.5 million which was driven by the loss of a key customer, which had over $1 million in sales in the year ended December 31, 2018. The reminder of the decline in the year ended December 31, 2019 was attributable to decreased orders from our contract manufacturing customers.

On September 10, 2019, we entered into a Stock Purchase Agreement and issued 3,269,500 of the our common stock, par value $0.001 per share, in a private placement offering that sold the shares to two accredited investors at $0.053525 per share and raised $175 thousand. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Proceeds from this offering are expected to be used for working capital and general business operations.

From February through March, 2020, the Company initiated another round of financing to issue an additional 15,500,000 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.04 per share for a total raise of $620 thousand. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

During the fourth quarter of 2019, the Company focused on stabilizing the internal structure and functions as a standalone company. The Company is in the process of expanding its customer base to increase revenue in order to alleviate the current going concern. Management is exploring new product channel sales in adjacent industries, such as cosmetics and athletic products. The Company has increased focused on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

Moving forward, the Company we will be raising additional capital and focusing on increasing revenues for the business to stabilize and become profitable. The Company will maintain and attempt to grow the existing contract manufacturing business. The Company plans on building and developing a catalog of consumer products for sale to branding partners. The Company products have the ability to deliver a wide range of compounds. Thirdly, we will use our in house capabilities to create and test market some of our own branded products. These products will be target marketed and sold online through social media, television and online market places.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company could experience declining revenue, labor and supply shortages, or difficulty in raising additional capital. Our concentrations with a few customers and one supplier make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long lived assets.

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include allowance for doubtful accounts, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Cash

Cash include cash on hand and highly liquid investments having an original maturity of three months or less.

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $2 thousand as of December 31, 2019 and nominal as of December 31, 2018,

Inventory

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

The balance is made up solely of raw materials and was $113 thousand and $101 thousand on December 31, 2019 and December 31, 2018 respectively.

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process. There were no work in progress or finished goods inventories as of December 31, 2019 and December 31, 2018.

Property and equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is provided over the assets’ useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Repairs and maintenance costs are expensed as incurred.

Management periodically assesses the estimated useful life over which assets are depreciated or amortized. If the analysis warrants a change in the estimated useful life of property and equipment, management will reduce the estimated useful life and depreciate or amortize the carrying value prospectively over the shorter remaining useful life.

The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the period of disposal and the resulting gains and losses are included in the results of operations during the same period.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including equipment and right-of-use assets, when events or changes in circumstances occur that indicate that the carrying value of the asset, or asset group, may not be recoverable. Events or circumstances that might cause management to perform impairment testing include, but are not limited to, significant underperformance relative to historical or projected future operating results of the asset or asset group, significant changes in the manner or use of assets or the strategy for our overall business; and significant negative industry or economic trends. If indicators of potential impairment are present, management performs a recoverability test and, if necessary, records an impairment loss. If the total estimated future undiscounted cash flows to be generated from the use and ultimate disposition of an asset or asset group is less than its carrying value, an impairment loss is recorded in the Company’s results of operations, measured as the amount required to reduce the carrying value to fair value. Fair value is determined in accordance with the best available information per the hierarchy described under Fair Value Measurements below. For example, the Company would first seek to identify quoted prices or other observable market data. If observable data is not available, Management would apply the best available information under the circumstances to a technique such as a discounted cash flow model to estimate fair value. Impairment analysis involves estimates and the use of assumptions due to the inherently judgmental nature of forecasting long-term estimated inflows and outflows resulting from the use and ultimate disposition of an asset, and determining the ultimate useful lives of assets. Actual results may differ from these estimates using different assumptions, which could materially impact the results of an impairment assessment.

Based on the Company’s financial performance in 2019, it was determined that there was a triggering event causing an impairment review requiring an assessment of the recoverability of the Company’s single asset group. As a result, the Company evaluated the recoverability of the Company’s asset group and determined with the investment of $150 thousand in upgrading the equipment within the leased facility, the expected return on this investment based on management’s plans as discussed in Note 2 will be sufficient to recover the carrying value of the asset group such that there was no impairment to measure and recognize.

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $18 thousand and $223 thousand of prepaid insurance, and $17 thousand and $3 thousand general prepaid expenses in the years ended December 31, 2019 and 2018 respectively.

Other Assets

Other Assets is recorded at historical costs, and as of December 31, 2019, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

Level 1 —Quoted prices for identical assets or liabilities in active markets.

Level 2 —Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 —Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

The Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable) in the balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred on September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

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

As of December 31, 2019 and December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. As of December 31, 2019 and December 31, 2018, there were no remaining performance obligations that the Company had not satisfied.

Share-based compensation

The Company’s 2019 Long-Term Incentive Plan provides certain employees, contractors and outside directors with share-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. Forfeitures are accounted for when they occur.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard is effective for the Company on January 1, 2020. The Company early adopted this new standard in the third quarter of 2019 and it did not have material impact to its financial statements ended December 31, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Amendments of this Update change the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis, as is currently required. The Company adopted this standard in the third quarter of 2019 and it did not have material impact to its financial statements ended December 31, 2019.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

Segment reporting

The Company operates in one business segment as a contract manufacturer of aqueous polymer hydrogels. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented,

Recently Adopted Accounting Standards

In February 2016, the FASB established ASC Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

The Company adopted the new standard on leases on January 1, 2019 using the optional transition method to the modified retrospective approach, which eliminates the requirement to restate the prior period financial statements. The Company currently recognizes an operating lease right-of-use asset and a corresponding lease liability on its balance sheet. The Company also applies the following accounting policies related to this standard:

●	The Company does not recognize ROU assets and liabilities for leases with a term of 12 months or less; and
●	The Company does not separate lease and non-lease components in the Company’s lease contracts.

Adoption of the new lease standard resulted in the recording of additional operating lease ROU assets and operating lease liabilities of approximately $1.026 million and $1.026 million, respectively, at January 1, 2019, and additional operating lease ROU assets and operating lease liabilities of approximately $917 thousand and $917 thousand, respectively, at December 31, 2019.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02. The standard is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions by recording a cumulative effect adjustment to retained earnings. The Company has not yet adopted ASU 2016-13 and currently assessing the impact of this new standard on its financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This update clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This update will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s financial statements as the Company does not have any collaborative agreements. However, there is a potential for the Company to enter into collaborative agreements in the future, as it expands into consumer markets.

Fair Value Measurement—Disclosure Framework

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption permitted until fiscal year 2021 for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company has not yet adopted ASU 2018-13 and currently assessing the impact of this new standard on its financial statements.

Impact on Previously Issued Financial Statements for the Correction of an Error

In the Quarterly Report on Form 10-Q filed on January 28, 2019 (“Q3 Form 10-Q”), the September 10, 2019 an issuance of warrants to purchase common stock was not recognized in the financial statements, including the related impact to the balance sheet. Accordingly, the accompanying financial statements as of December 31, 2019 reflect the issuance of the warrants and the financial statement implications thereto.

These issued warrants impact the additional paid-in capital for the period ending September 30, 2019 by decreasing $14 thousand, and increasing warrant liability by the fair value of the warrants as of September 30, 2019, by $14 thousand. The warrants did not impact net loss during the interim period ended September 30, 2019.

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2019 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability

2020	$207
2021	207
2022	207
2023	207
2024	207
Thereafter	$226
Total undiscounted operating lease payments	$1,261
Less: Imputed interest	(344)
Present value of operating lease liability	$917
Weighted average remaining lease term	6.0 years
Weighted average discount rate	11.0%

Total operating lease expense for the year ended December 31, 2019 was $207 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations. For the year ended December 31, 2018, the Company recorded lease expense under Accounting Standards Codification Topic 840, Leases, and recognized $207 thousand, which was recorded in cost of goods sold and selling, general and administrative expenses.

Supplemental cash flows information related to leases was as follows ($ in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$207

Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$917

5. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2019	2018
Machinery and equipment	3 - 10	$2,893	$2,893
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	150	-
		3,320	3,170
Less: accumulated depreciation and amortization		(3,038)	(2,970)
Property and equipment, net		$282	$200

Depreciation and amortization expense for the year ended December 31, 2019 was $67 thousand. For the year ended December 31, 2018, depreciation and amortization expense was $322 thousand.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2019	2018
Salaries, benefits and incentive compensation	$14	$108
Professional fees	-	95
Other	14	47
Total accrued expenses and other current liabilities	$28	$250

7. Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 on the initial closing date, and an aggregate of up to $575 of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 10– Warrant Liability.

At December 31, 2019, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	2,000,000
Warrants to purchase common stock	5,250,000

8. Net Loss Per Common Share

a.	Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the year ended December 31, 2019, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

b.	On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, was distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculations, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2018 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of 2019.

9. Share-based Compensation

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

The following table contains information about the 2019 Plan as of December 31, 2019:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	2,000,000	1,000,000	1,000,000

The following table summarizes the Company’s incentive stock option activity and related information for the period ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	1,000,000	$0.053525	10.0

As of December 31, 2019, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of December 31, 2019, there was approximately $4 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2019:

Volatility	88.42%
Risk-free interest rate	1.37% - 1.39%
Dividend yield	0.0%
Expected term	5.25 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Based on the lack of historical data of volatility for the Company’s common stock, the Company based its estimate of expected volatility on a weighted-average of the historical volatility of comparable public companies that manufacture similar products and are similar in size, stage of life cycle, and financial leverage.

10.  Warrant Liability

On September 10, 2019 and November 6, 2019, the Company issued 1,250,000 and 4,000,000 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.014 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Issuance date(1) September 10, 2019	Issuance date(2) November 6, 2019
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	1.61%	1.60%
Volatility (annual) (5)	139.84%	138.48%
Time to Maturity (Years)	3.0	3.0
Calculated fair value per share	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(6)	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	Year ending(1) December 31, 2019	Year ending(2) December 31, 2019
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	1.62%	1.62%
Volatility (annual) (5)	137.47%	137.47%
Time to Maturity (Years)	2.70	2.85
Calculated fair value per share	$0.01045	$0.01064
Future Estimated Quarterly Dividend per share(6)	$—	$—

(1) Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019

(2) Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019

(3) Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.

(4) Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.

(5) Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.

(6) Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of 9/10/2019	1,250,000	$0.01091	$14

Fair Value at initial measurement date of 11/6/2019	4,000,000	$0.01085	$43
Change in fair value of warrant liability			(1)
Fair Value as of period ending 12/31/2019	5,250,000		$56

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of December 31, 2019, none of the warrants have been exercised.

11. Related Party Transactions

While the Company was owned by Adynxx, the Company was included within the consolidation process of Adynxx. The Company’s operating losses of $1.89 million in the year ending December 31, 2018 were included within Adynxx’s financial results.

All significant intercompany transactions and related party transactions between the Company and Adynxx have been included in these financial statements, as these statements were prepared on a “carve-out basis” prior to the Spin-Off. Net cash provided by Adynxx for operations during the year ended December 31, 2019 was $1.35 million of cash advances. For the year ended December 31, 2018, cash flows from our Adynxx was $1.54 million, all of which were cash advances. The total net effect of the settlement of these transactions detailed above is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as parent’s net investment of $0 and $281 thousand as of December 31, 2019 and 2018, respectively.

12. Income Taxes

Prior to the consummation of the Spin-Off, NexGel’s operating results were included in Adynxx consolidated U.S. federal and state income tax returns. For the purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Adynxx. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from Adynxx.

The income tax (benefit) provision consists of the following:

For The Years Ended December 31
	2019	2018
Federal:
Current	$-	$-
Deferred	-	-
State and local:
Current	-	-
Deferred	-	-
Income tax provision	$-	$-

Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2019 and 2018, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2019	2018
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3%	1.1%
Permanent differences
Non-deductible expenses	(0.7%)	0.0%
State tax change	0.0%	4.2%
Change in valuation allowance	(25.6%)	(26.3)%
Income tax provision	0.0%	0.0%

For the years ended December 31, 2019 and 2018, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to losses for which no benefit is recognized.

As of December 31, 2019 and 2018, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$2,110	$3,110
Intangible Assets	-	28
Other	2	30
Total deferred tax assets	2,112	3,168
Valuation allowance	(2,072)	(3,151)
Deferred tax assets, net of valuation allowance	$40	$17
Deferred tax liabilities:
Property and equipment, net	(40)	(17)
Total deferred tax liabilities	(40)	(17)
Net deferred tax liabilities	$-	$-

The deferred tax assets associated with net operating losses included in the table above reflect proforma net operating losses as if the Company were a separate taxpayer during the periods presented. As of December 31, 2019 and 2018, reported approximately $8.0 million and $7.8 million of federal NOL carryovers, respectively, which begin to expire in 2028 and through 2035. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $7.9 million and $7.7 million, as of December 31, 2019 and December 31, 2018, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2019 and December 31, 2018 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2019 and 2018, the Company does not have any significant uncertain tax positions.

13. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues. Revenues from four customers that exceeded 10% of total revenues for the year ended December 31, 2019 were 38%, 17%, 13% and 10%. Accounts receivable from these same four customers were 0%, 13%, 0% and 34% of the total accounts receivable as of December 31, 2019. For the year ended December 31, 2018, two customers exceeded 10% of revenues and were 63% and 14% of total revenues. Accounts receivable from these same two customers were 0% and 0% of the total accounts receivable as of December 31, 2018.

Our customer revenue decreased from the year ended December 31, 2018 to December 31, 2019 by $1.5 million, which was driven by the loss of a key customer, which had over $1 million in sales in the year ended December 31, 2018.

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

14. Subsequent Events

From February through March, 2020, the Company initiated another round of financing to issue an additional 15,500,000 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.04 per share for a total raise of $620 thousand. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

On February 17, 2020, the Company granted certain equity awards to the members of the Company’s Board of Director with the following terms: each of Messrs. Stefansky and Stein received two annual awards of stock options equal to $40,000 of the Company’s common stock, granted under the Company 2019 Long-Term Incentive Plan (the “Incentive Plan”), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company’s common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company’s common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company’s common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company’s common stock as of October 10, 2020 with one-fourth of such option vesting on each of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason.

On February 17, 2020, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to the Company’s Chief Executive Officer and Chief Financial Officer, Adam Levy, with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vest on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

Disclosure Controls and Procedures

As of December 31, 2019, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of December 31, 2019.

Change in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies or an attestation report of the Company’s registered public accounting firm which is not required for non-accelerated filers.

Item 9B. Other Information

Not applicable.

Part III.

Item 10. Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2019. Our directors are typically appointed by the other members of the Board of Directors and serve until their resignation or replacement. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our board.

Name	Age	Position
Executive Officers
Adam Levy	57	Chief Executive Officer, President and Chief Financial Officer

Directors
David Stefansky	48	Executive Chairman
Nachum Stein	71	Director

Executive Officers

Adam Levy, Chief Executive Officer, President and Chief Financial Officer

Mr. Levy, 57, have served as our Chief Executive Officer and President since September 10, 2019 and our Chief Financial Officer since December 31, 2019.  Mr. Levy is an investment banker with Cova Capital and has been a capital markets specialist for the past six years. Prior to that, he was the president and CEO of Warlock Records Inc. and its related companies from its inception in 1985. While at Warlock, he led the successful turn-around of several financially distressed music companies as part of a roll up strategy. He has expertise in consumer products, marketing, television/radio advertising and direct to consumer sales.

Board of Directors

David Stefansky, Executive Chairman

Mr. Stefansky, 48, has served as the Executive Chairman of our Board of Director since September 10, 2019. Mr. Stefansky is a principal at Bezalel Partners, a private company engaged in principal investments and advisory services for early stage companies. He previously served in senior roles at investment banks and in executive and corporate director roles for private and publicly traded emerging growth companies in various sectors.

Nachum Stein, Director

Mr. Stein, 71, has served as the Executive Chairman of our Board of Director since September 10, 2019. Mr. Stein is managing partner of HSI Partnership, an industrial and real estate investment family partnership. Mr. Stein previously served as Co-Chairman of the Board of Directors of Coleman Cable Co., a publicly traded company until its sale in 2014 for more than $700 million. In 1987, he founded American European Group, a private insurance holding company (“AEG”). Mr. Stein is Chairman and Chief Executive Officer of AEG. Mr. Stein and his family currently own a majority of AEG. Mr. Stein is a former Chairman of the Board of Directors of Beth Jacob of Boro Park, the largest Jewish Community School for girls in the United States, and also a former member of the Board of Directors of Machon Bais Yakov Hilda Birn High School, and a member of the Board of Trustees of Agudath Israel of America as well as active in various community philanthropies, and committees of Jewish institutions of higher studies.

Family Relationships

There are no family relationships among any of NexGel’s directors or executive officers.

Our Board of Directors and Director Independence

Based upon information requested from and provided by Mr. Johnson concerning his background, employment and affiliations, including family relationships, we have determined that neither Mr. Stefansky nor Mr. Stein is not “independent” as that term is defined under the rules of Nasdaq Listing Rule 5605 or under the rules promulgated the SEC. We do intend to appoint one or more independent directors in the near future.

Audit Committee

We do not expect to have an audit committee in the near future, and accordingly, our Board of Directors will perform the principal functions of an audit committee. In addition, we will not have an audit committee financial expert on our Board of Directors. We believe that we do not need an audit committee financial expert because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an audit committee outweighs the benefits of having an audit committee financial expert at this time.

Compensation Committee

Our Board of Directors will perform the principal functions of a compensation committee. Until a formal compensation committee is established, our Board of Directors will continue to review all forms of compensation provided to our executive officers, director, consultants and employees.

Nominating/Corporate Governance Committee

Our Board of Directors will perform the principal functions of a nominating/corporate governance committee. We have elected not to have a nominating/corporate governance committee because we do not believe one has been necessary or cost efficient for a company of our size.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as one of our directors.

Codes of Conduct

We are committed to high standards of ethical conduct and professionalism. We plan to adopt a Code of Business Conduct that confirms our commitment to ethical behavior in the conduct of all our activities. The Code of Business Conduct will apply to all our directors, all our officers (including our CEO, CFO and Principal Accounting Officer) and employees and it will set forth our policies and expectations on a number of topics including avoiding conflicts of interest, confidentiality, insider trading, protection of NexGel and customer property and providing a proper and professional work environment.

Director Nomination Process

We intend to adopt corporate governance principles designed to assure excellence in the execution of the Board of Directors’ duties. These principles will be outlined in Corporate Governance Guidelines which, in conjunction with our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, Code of Business Conduct, Board of Directors committee charters and related policies will form the framework for the effective governance of NexGel. Our Corporate Governance Guidelines will be available on our website immediately following their adoption.

Communicating with the Board or Chairman

Stockholders and other interested parties may communicate with the Board of Directors, individual directors, the non-management directors as a group, or with the Chairman, by writing in care of the Corporate Secretary, NexGel Technologies, Inc., 2150 Cabot Boulevard West, Suite B, Langhorne, PA 19047. The Corporate Secretary will review all submissions and forward to members of the Board of Directors all appropriate communications that in the Corporate Secretary’s judgment are not offensive or otherwise objectionable and do not constitute commercial solicitations.

Item 11. Executive Compensation

Summary

The following table summarizes all compensation received by our named executive officer from the date of the Spin-Off until December 31, 2019:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Levy (1)	2019	40,000	-	-	-	-	-	-	40,000
Joseph Williams(2)	2019	60,000	-	-	-	-	-	-	60,000

(1) Mr. Levy was appointed as our Chief Executive Officer and President on September 10, 2019 and our Chief Financial Officer on December 31, 2019. My. Levy does not currently have an employment agreement with the Company. On February 17, 2020 and subsequent to the date of the above table, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to Mr. Levy with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vest on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

(2) Mr. Williams was the Company’s former Interim Chief Financial Officer until December 31, 2019 when he was replaced by Mr. Levy.

NexGel Employee Equity Plan

2019 Long-Term Incentive Plan

On March 8, 2019, our stockholders approved the 2019 Long-Term Incentive Plan (the “2019 Plan”), which was adopted by our board of directors on March 8, 2019. The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We have reserved a total of 2,000,000 shares of our common stock for awards under the 2019 Plan. The maximum number of shares of common stock that may be delivered pursuant to incentive stock options under the 2019 Plan is 2,000,000 shares and the maximum number of shares of common stock with respect to which stock options or stock appreciation rights may be granted to an executive officer during any calendar year is 115,000 shares of common stock.

The purpose of the 2019 Plan is to provide an incentive to attract and retain the services of key employees, key contractors, and outside directors whose services are considered valuable, to encourage a sense of proprietorship and to stimulate active interest of such persons in our development and financial success. The 2019 Plan is intended to serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the 2019 Plan in order to accommodate local regulations in foreign countries that do not correspond to the scope of the 2019 Plan.

The 2019 Plan will become effective immediately prior to the consummation of the Spin-Off. Unless terminated earlier by the board of directors, the 2019 Plan will expire on the tenth anniversary of its effective date. No award may be made under the 2019 Plan after its expiration date, but awards made prior thereto may extend beyond that date.

Employment Agreements

We do not expect to enter into employment agreements with our executive officers.

Director Compensation

As of December 31, 2019, Messrs. Stefansky and Stein are the only members of our board of directors. The following table summarizes the cash compensation to our non-employee directors from the date of the Spin-Off to December 31, 2019.

Name	Fees earned or paid in cash	Stock Award	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
David Stefansky	$—	$—	$—	$—	$—	$—	$—
Nachum Stein	$—	$—	$—	$—	$—	$—	$—

(1) On February 17, 2020 and subsequent to the date of the above table, the Company granted certain equity awards to each of Messrs. Stefansky and Stein with the following terms: two annual awards of stock options equal to $40,000 of the Company’s common stock, granted under the Company 2019 Long-Term Incentive Plan (the “Incentive Plan”), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company’s common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company’s common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company’s common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company’s common stock as of October 10, 2020 with one-fourth of such option vesting on each of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason.

Equity Compensation

For Fiscal 2020, we expect that each non-employee director will receive an annual equity grant equal to $10 thousand of shares of common stock as of the grant date, which will vest annually in equal amounts for serving on our board of directors. These equity awards will be reviewed annually by our Compensation Committee and are subject to change following such review.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about beneficial ownership of our common stock as of March 30, 2020, (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
Aquamen Partners LLC (3)	7,142,857		9.8%
Esther Friedman (4)	6,250,000		8.6%
Brendan Schneck	5,000,000		6.8%
MTNHW LLC (5)	3,571,428		4.9%
Directors and officers
David Stefansky (5)	7,678,571	(6)	10.3%
Nachum Stein	13,933,572	(7)	18.7%
Adam Levy	2,972,282	(8)	3.9%
(All Directors and officers as a group 3 persons)	24,584,425		31.2%

*	Beneficial ownership percentage is less than 1%.
(1)	Except as indicated, the address of the person named in the table is c/o NexGel, Inc., 2150 Cabot Boulevard West, Suite B, Langhorne, PA 19667.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 30, 2020, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 73,005,208 shares of the Common Stock outstanding as of March 30, 2020. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Joseph Steven has sole voting and dispositive power over the securities held by Aquamen Partners. Mr. Levy, the Company’s Chief Executive Officer, holds a twenty percent equity interest in Aquamen Partners but does not have voting or dispositive control and disclaims beneficial ownership of these securities. The address for the Aquamen Partners is 321 W. 29th Street, Apt C, New York, NY 10001.
(4)	Ms. Friedman is the spouse of David Stefansky, a member of the Company’s Board. Ms. Friedman disclaims beneficial ownership of all shares held by Mr. Stefansky and/or his related entities.
(4)	Johnathon Eckert and James Higgins shares voting and dispositive power over the securities held by MTNHW. The address for the MTNHW is 18 Club Way, Rumson, NJ 07760.
(5)	Mr. Stefansky is the spouse of Esther Friedman, who owns 6,250,000 shares of the Company’s common stock and is listed in the table as a 5% stockholder. Ms. Stefansky disclaims beneficial ownership of all shares held by Ms. Friedman.
(6)	Consists of (i) 6,250,000 shares of common stock held through Bezalel Partners LLC, which is solely owned and managed by Mr. Stefansky and (ii) options to purchase 1,428,571 shares of common stock that will become exercisable within 60 days of March 30, 2020.
(7)	Consists of (i) 12,505,001 shares of common stock and (ii) options to purchase 1,428,571 shares of common stock that will become exercisable within 60 days of March 30, 2020.
(8)	Consists of (i) 8,000 shares of common stock and (ii) 2,964,282 shares of common stock of a restricted stock award that have vested or will vest within 60 days of March 30, 2020.

DESCRIPTION OF OUR CAPITAL STOCK

General

The following summarizes information concerning our capital stock, including material provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated Bylaws and certain provisions of Delaware law. You are encouraged to read our form of Amended and Restated Certificate of Incorporation and our form of Amended and Restated Bylaws.

Authorized Capital Stock

As of December 31, 2019, our authorized capital stock will consist of 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of  “blank check” preferred stock, par value $0.001 per share.

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. Neither of these amendments have been effected as of date of the filing of this Form 10-K. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

Shares Outstanding

As of December 31, 2019, 57,505,208 shares of our common stock were issued and outstanding and no shares of our preferred stock were issued or outstanding.

Common Stock

Dividend Rights

Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our Board of Directors out of legally available funds.

Voting Rights

Except as required by law or matters relating solely to the terms of preferred stock, each outstanding share of common stock will be entitled to one vote on all matters submitted to a vote of stockholders. Holders of shares of our common stock shall have no cumulative voting rights. Except in respect of matters relating to the election and removal of directors on our Board of Directors and as otherwise provided in our Amended and Restated Certificate of Incorporation or required by law, all matters to be voted on by our stockholders must be approved by a majority of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter. In the case of election of directors, all matters to be voted on by our stockholders must be approved by a plurality of the voting power of the shares present in person or by proxy at the meeting and entitled to vote thereon.

Liquidation

In the event of the liquidation, dissolution or winding up of our company, holders of our common stock are entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.

Rights and Preferences

Holders of our common stock have no preemptive, conversion, subscription or other rights, and there is no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate in the future.

Preferred Stock

The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the shareholders, to issue from time to time shares of preferred stock in one or more series. Preferred stock may be convertible into shares of our common stock or other series of preferred stock. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. Issuance of preferred stock by our Board of Directors may result in such shares having dividend or liquidation preferences senior to the rights of the holders of our common stock and could dilute the voting rights of the holders of our common stock.

Prior to the issuance of shares of each series of preferred stock, the Board of Directors is required by the Delaware General Corporation Law and our certificate of incorporation to adopt resolutions and file a certificate of designation with the Secretary of State of the State of Delaware. The certificate of designation fixes for each class or series the designations, powers, preferences, rights, qualifications, limitations and restrictions. Once designated by our Board of Directors, each series of preferred stock may have specific financial and other terms.

Delaware Anti-Takeover Law and Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws

Delaware Anti-Takeover Law

We are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

• prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

• the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (i) shares owned by persons who are directors and also officers and (ii) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

• on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 662∕3% of the outstanding voting stock which is not owned by the interested stockholder.

Section 203 defines a business combination to include:

• any merger or consolidation involving the corporation and the interested stockholder;

• any sale, transfer, pledge or other disposition involving the interested stockholder of 10% or more of the assets of the corporation;

• subject to exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

• subject to exceptions, any transaction involving the corporation or any direct or indirect majority-owned subsidiary of the corporation which has the effect, directly or indirectly, of increasing the proportionate share of the stock of any class or series, or securities convertible into the stock of any class or series, of the corporation or of any such subsidiary which is owned by the interested stockholder; or

• the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation or any entity or person affiliated with, or controlling, or controlled by, the entity or person. The term “owner” is broadly defined to include any person that, individually, with or through that person’s affiliates or associates, among other things, beneficially owns the stock, or has the right to acquire the stock, whether or not the right is immediately exercisable, under any agreement or understanding or upon the exercise of warrants or options or otherwise or has the right to vote the stock under any agreement or understanding, or has an agreement or understanding with the beneficial owner of the stock for the purpose of acquiring, holding, voting or disposing of the stock.

The restrictions in Section 203 do not apply to corporations that have elected, in the manner provided in Section 203, not to be subject to Section 203 of the Delaware General Corporation Law or, with certain exceptions, which do not have a class of voting stock that is listed on a national securities exchange or authorized for quotation on the Nasdaq Stock Market or held of record by more than 2,000 stockholders. Our Amended and Restated Certificate of Incorporation and Bylaws do not opt out of Section 203.

Section 203 could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Certificate of Incorporation and Bylaws

Provisions of our Amended and Restated Certificate of Incorporation and Bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our Amended and Restated Certificate of Incorporation and Bylaws:

• permit our board of directors to issue up to 5,000,000 shares of preferred stock, without further action by the shareholders, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in control;

• provide that the authorized number of directors may be changed only by resolution of a majority of the total number of authorized directors whether or not there exist any vacancies in the previously authorized directorships (the “Whole Board”);

• provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

• do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

• provide that special meetings of our shareholders may be called only by the Board of Directors acting pursuant to a resolution adopted by a majority of the Whole Board or holders of a majority of the outstanding voting power of the shares of capital stock of the Company; and

• set forth an advance notice procedure with regard to the nomination, other than by or at the direction of our board of directors, of candidates for election as directors and with regard to business to be brought before a meeting of shareholders.

Limitation on Liability and Indemnification of Directors and Executive Officers

Our Amended and Restated Certificate of Incorporation will limit our directors’ liability to the fullest extent permitted under Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

• for any breach of a director’s duty of loyalty to us and our stockholders;

• for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

• under Section 174 of the Delaware General Corporation Law (unlawful payment of dividends or redemption of shares); or

• for any breach of a director’s duty of loyalty to us or our stockholders.

If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

Delaware law provides, and our Amended and Restated Bylaws will provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding.

We intend to maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for certain actions taken in their capacities as directors and officers. We believe that these provisions in our Amended and Restated Certificate of Incorporation and Bylaws and any such insurance policy are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Authorized but Unissued Shares

Our authorized but unissued shares of common stock and preferred stock are available for future issuance without your approval. We may use additional shares for a variety of purposes, including future public offerings to raise additional capital, to fund acquisitions and as employee compensation. The existence of authorized but unissued shares of common stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Choice of Forum

Our Amended and Restated Bylaws provide that the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer or other employee to us or our stockholders; (iii) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws (in each case, as may be amended from time to time); (iv) any action asserting a claim against us or any director or officer or other employee of governed by the internal affairs doctrine; or (v) any other internal corporate claim as defined in Section 115 of the Delaware General Corporation Law or any successor provision, shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware). Specifically, the sole and exclusive forum for such legal actions shall be (i) first, the Court of Chancery of the State of Delaware, (ii) second, if the Court of Chancery of the State of Delaware lacks jurisdiction, the Superior Court of the State of Delaware, or (iii) third, if the Superior Court of the State of Delaware lacks jurisdiction, the United States District Court for the District of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named therein. This exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws (including actions arising under the Exchange Act or the Securities Act), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under federal securities laws. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could rule that these types of provisions to be inapplicable or unenforceable.

Stock Exchange Listing

We do not intend to list our common stock on any national securities exchange or other nationally recognized trading system until such time our new strategy to become a consumer product business has sufficiently developed.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

Direct Registration System

Our common stock is registered in book-entry form through the direct registration system. Under this system, ownership of our common stock is reflected in account statements periodically distributed to stockholders by Continental Stock Transfer & Trust Company, our transfer agent, who holds the book-entry shares on behalf of our common stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

There is currently no public market for our common stock. Future sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale in the public market, could adversely affect the market price of our common stock prevailing from time to time and could impair our ability to raise capital through sales of equity securities.

Sale of Restricted Securities

The shares of our common stock distributed to Adynxx stockholders will be freely transferable, except for shares received by individuals who are our affiliates. Individuals who may be considered our affiliates after the Spin-Off include individuals who control, are controlled by or are under common control with us, as those terms generally are interpreted for federal securities law purposes. These individuals may include some or all of our directors and executive officers. Individuals who are our affiliates will be permitted to sell their shares of our common stock only pursuant to an effective registration statement under the Securities Act, or an exemption from the registration requirements of the Securities Act, such as those afforded by Section 4(1) of the Securities Act or Rule 144 thereunder.

Rule 144

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including an affiliate, who beneficially owns “restricted securities” of a “reporting company” may not sell these securities until the person has beneficially owned them for at least six months. Thereafter, affiliates may not sell within any three-month period a number of shares in excess of the greater of: (i) 1% of the then outstanding shares of common stock as shown by the most recent report or statement published by the issuer; and (ii) the average weekly reported trading volume in such securities during the four preceding calendar weeks.

Sales under Rule 144 by our affiliates will also be subject to restrictions relating to manner of sale, notice and the availability of current public information about us and may be affected only through unsolicited brokers’ transactions.

Persons not deemed to be affiliates who have beneficially owned “restricted securities” for at least six months but for less than one year may sell these securities, provided that current public information about the Company is “available,” which means that, on the date of sale, we have been subject to the reporting requirements of the Exchange Act for at least 90 days and are current in our Exchange Act filings. After beneficially owning “restricted securities” for one year, our non-affiliates may engage in unlimited re-sales of such securities.

Shares received by our affiliates in the Distribution or upon exercise of stock options or upon vesting of other equity-linked awards may be “controlled securities” rather than “restricted securities.” “Controlled securities” are subject to the same volume limitations as “restricted securities” but are not subject to holding period requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

NexGel Agreements with Adynxx

Following the Distribution, Adynxx will not own any of our shares and we will operate independently of Adynxx. In addition, we do not expect to depend on Adynxx to conduct our business following the Distribution. In order to govern the ongoing relationships between us and Adynxx after the Spin-Off, we and Adynxx entered into an Asset Contribution and Separation Agreement and a Tax Matters Agreement and intend to enter into an Assumption Agreement. These agreements provide for various rights following the Spin-Off and require us and Adynxx to indemnify each other against certain liabilities arising from our respective businesses. For a summary of the terms of these agreements, see “The Asset Contribution and Separation Agreement and the Ancillary Agreements”. Following the Distribution, Mr. David Johnson will continue serving as a director of Adynxx. Accordingly, transactions with Adynxx may continue to constitute related party transactions under SEC rules and under our related party transactions policy.

Related Party Transaction Policy

Our Board of Directors intends to adopt a written policy requiring the approval by the Nominating/Corporate Governance Committee of all transactions in excess of $120 thousand between NexGel and any related person. For the purposes of this policy, a related person is any person who was in any of the following categories at any time during the fiscal year: (i) a director or executive officer of NexGel; (ii) any nominee for director; (iii) any immediate family member of a director or executive officer, or of any nominee for director (immediate family members are any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director and any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed); (iv) any beneficial owner of more than 5% of NexGel’s common stock; or (v) any immediate family member of any such beneficial owner. A transaction includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships. In determining whether to approve an interested transaction, the Nominating/Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director will participate in any discussion or approval of an interested transaction for which he or she (or an immediate family member) is a related party, except that the director will provide all material information concerning the interested transaction to the Nominating/Corporate Governance Committee. For as long as there are any members of our Board of Directors associated with or employed by Adynxx, each will recuse himself or herself from decisions by our Board of Directors regarding matters relating to Adynxx including matters relating to the agreements between us and Adynxx described above.

Item 14. Independent Registered Public Accounting Firm Fees and Services

Independent Registered Public Accounting Firm’ Fees

The following is a summary of the fees billed to the company for professional services rendered from the Spin-Off to December 31, 2019. Due to the Spin-Off, no fees are reflected for NexGel for the year ended December 31, 2018.

2019
Audit Fees	$123,500
Audit-Related Fees	-
Tax Fees
All Other Fees	-
TOTAL	$123,500

“Audit Fees” consisted of fees billed for professional services rendered by an Independent Registered Public Accounting Firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. In 2019, $94,000 was paid to Marcum LLP and $29,500 was paid to Turner, Stone & Company, L.L.P.

“Audit-Related Fees” consisted of fees billed for assurance and related services by an Independent Registered Public Accounting Firm that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by an Independent Registered Public Accounting Firm accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by an Independent Registered Public Accounting Firm accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Turner, Stone & Company for our financial statements as of and for the year ended December 31, 2019.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)   Financial Statements

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statement of Stockholders’ Equity (Deficit) for the two years ended December 31, 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

None.

(3)   Exhibits

2.1	Form of Asset Contribution and Separation Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc.
2.2	Form of Tax Matters Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc.
2.3	Form of Bill of Sale and Assignment and Assumption Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc.
2.4	Amendment No. 2, dated April 19, 2019, to Agreement and Plan of Merger
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (as currently in effect)
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc.
3.3	Form of Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc.
3.4	Bylaws of AquaMed Technologies, Inc. (as currently in effect)
3.5	Form of Amended and Restated Bylaws of AquaMed Technologies, Inc.
10.1	Assignment and Amended and Restated Lease, dated as of January 25, 2002, by and between 2150 Cabot LLC, Embryo Development Corporation and Hydrogel Design Systems, Inc.
10.2	Amendment to Lease, dated as of February 23, 2007, by and between 2150 Cabot LLC and Hydrogel Design Systems, Inc.
10.3	Third Amendment to Lease, dated as of February 27, 2009, by and between Exeter 2150 Cabot, L.P and Hydrogel Design Systems, Inc.
10.4	Assignment and Assumption of Lease Agreement, dated as of February 27, 2009, by and among Exeter 2150 Cabot, L.P, Hydrogel Design Systems, Inc. and Aquamed Technologies, Inc.
10.5	Fourth Amendment to Lease, dated as of July 24, 2013, by and between Exeter 2150 Cabot, L.P and Aquamed Technologies, Inc.
10.6	Warrant, dated March 9, 2016 issued to Sidney Taubenfeld
10.7	Warrant, dated November 1, 2018, issued to Bernard Sucher, exercisable at $15.11 per Class A Unit
10.8	Warrant, dated November 1, 2018, issued to Bernard Sucher, exercisable at $45.32 per Class A Unit
10.9	Form of 2019 Incentive Plan
10.10	Form of Incentive Option Agreement under 2019 Incentive Plan
10.11	Form of Nonqualified Stock Option Agreement under 2019 Incentive Plan
10.12	Form of Restricted Stock Award Agreement under 2019 Incentive Plan
21.1	Subsidiaries of Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Labels Linkbase Document

101 PRE*	XBRL Taxonomy Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

The Company has elected not to include a Form 10-K summary under this Item 16.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexGel, Inc.

Date: March 30, 2020	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	March 30, 2020	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)
Adam Levey		(Principal Executive Officer)

/s/ David Stefansky	March 30, 2020	Executive Chairman
David Stefansky

/s/ Nachum Stein	March 30, 2020	Director
Nachum Stein

