Form 10-K/A
period 2019-12-31
NEXGEL, INC.
filed 2020-04-03
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

As of April 3, 2020, the registrant had 73,005,208 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the NexGel, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019 (this “Amendment No. 1”), filed with the Securities and Exchange Commission on March 30, 2020 (the “Form 10-K”), is to correct a typographical error in the Report of Independent Registered Public Accounting Firm to the Shareholders and Board of Directors of Turner, Stone & Company, L.L.P. (“Turner Stone”) included on page F-3 of the Company’s Financial Statements for the years ended December 31, 2019 and 2018 (the “Report”).  In the second paragraph under the heading “Opinion on the Financial Statements,” the Report in the original Form 10-K incorrectly referenced Notes 1 and 9 rather than Notes 1 and 8 relating to adjustments to the 2018 financial statements to include weighted average shares outstanding in order to compute net loss per share common share during the year ended December 31, 2018.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has repeated the entire text of Item 8 and Item 15 of the Form 10-K in this Amendment No. 1, however, there have been no changes to such items other than to replace the audit report of Turner Stone to correct the error described above.

Other than these correction to the Report, no other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or otherwise modify or update in any way disclosures made in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

NEXGEL, INC.

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2019

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

As part of our audit of the 2019 financial statements, we also audited the adjustments to the 2018 financial statements to include weighted average shares outstanding in order to compute net loss per share common share during the year ended December 31, 2018 as described in Notes 1 and 8. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to NexGel’s 2018 financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements as whole.

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

NexGel, Inc.

April 3, 2020	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Adam Levy
Adam Levy
Chief Financial Officer (Principal Financial and Accounting Officer)