Form 10-Q
period 2020-03-31
NEXGEL, INC.
filed 2020-05-14
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2020, the registrant had 73,005,208 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash	$220	$261
Accounts receivable, net	210	102
Inventory	124	113
Prepaid expenses and other current assets	60	37
Total current assets	614	513
Property and equipment, net	273	282
Operating lease - right of use asset	890	917
Other assets	178	178
Total assets	$1,955	$1,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$383	$510
Accrued expenses and other current liabilities	72	27
Warrant liability	54	56
Operating lease liability, current portion	207	207
Total current liabilities	716	800
Operating lease liability, net of current portion	683	710
Total liabilities	1,399	1,510

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 100,000,000 shares authorized; 73,005,208 and 57,505,208 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	73	57
Additional paid-in capital	1,229	561
Accumulated deficit	(746)	(238)
Total stockholders' equity	556	380
Total liabilities and stockholders' equity	$1,955	$1,890

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Revenues, net	$240	$129

Cost of revenues	173	237

Gross (loss)/profit	67	(108)

Operating expenses
Selling, general and administrative	576	504
Total operating expenses	576	504

Loss from operations	(509)	(612)

Other income (expense)
Interest expense	(1)	-
Changes in fair value of warrant liability	2	-
Total other income (expense)	1	-

Net loss	$(508)	$(612)
Net loss per common share - basic	$(0.01)	$(0.12)
Net loss per common share - diluted	$(0.01)	$(0.12)
Weighted average shares used in computing net loss per common share - basic	64,524,652	5,005,211
Weighted average shares used in computing net loss per common share – diluted	64,524,652	5,005,211

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$-	$(238)	$380

Stock compensation	-	-	64	-	-	64

Issuance of common stock	15,500,000	16	604	-	-	620

Net loss	-	-	-	-	(508)	(508)

Balance, March 31, 2020	73,005,208	$73	$1,229	$-	$(746)	$556

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(612)	-	(612)

Net contributions from Former Parent	-	-	-	556	-	556

Balance, March 31, 2019	-	$-	$-	$225	$-	$225

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(508)	$(612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	34
Share-based compensation	64	-
Changes in fair value of warrant liability	(2)	-

Changes in operating assets and liabilities:
Accounts receivable	(108)	44
Inventory	(11)	(9)
Prepaid expenses and other assets	(25)	1
Accounts payable	(123)	(19)
Accrued expenses and other liabilities	43	5
Net Cash Used in Operating Activities	(660)	(556)

Investing Activities
Net Cash Used in Investing Activities	(1)	-
	(1)	-
Financing Activities
Issuance of common stock, net of issuance costs	620	-
Net contributions from Former Parent	-	556
Net Cash Provided by Financing Activities	620	556
Net Increase in Cash	(41)	—
Cash – Beginning of period	261	—
Cash – End of period	$220	$—
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

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

Basis of Presentation

The balance sheet as of March 31, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the three months ending March 31, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of March 31, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

As of March 31, 2020 the Company did not have any contract assets or contract liabilities from contracts with customers. As of March 31, 2020, there were no remaining performance obligations that the Company had not satisfied.

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

2.	Going Concern

As of March 31, 2020, the Company had a cash balance of $220,000. For the three months ended March 31, 2020, the Company incurred a net loss of $508,000 and had a net usage of cash in operating activities of $660,000. In addition, the Company had a working capital deficit of $102,000 as of March 31, 2020.

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

3.	Net Loss Per Common Share

a.	Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the three months ended March 31, 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

b.	On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, was distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the three months ended March 31, 2019 calculations, these shares are treated as issued and outstanding from January 1, 2019 for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2019 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of the year ended December 31, 2019.

4.	Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2020 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2020	$155
2021	207
2022	207
2023	208
Thereafter	432
Total undiscounted operating lease payments	$1,209
Less: Imputed interest	(319)
Present value of operating lease liability	$890

Weighted average remaining lease term	5.8 years
Weighted average discount rate	11.0%

Total operating lease expense for the three months ended March 31, 2020 and 2019 was $52 thousand and is recorded in cost of goods sold and selling, general and administrative expenses on the condensed statement of operations.

5.	Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$124	$113
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$124	$113

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process. There were no work in progress or finished goods inventories as of March 31, 2020 and December 31, 2019.

6.	Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2020	2019
Machinery and equipment	3 - 10	$2,894	$2,893
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	150	150
		3,321	3,320
Less: accumulated depreciation and amortization		(3,048)	(3,038)
Property and equipment, net		$273	$282

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $10 thousand and $34 thousand, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2020	2019
Salaries, benefits and incentive compensation	$55	$14
Other	17	13
Total accrued expenses and other current liabilities	$72	$27

8.	Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 thousand on the initial closing date, and an aggregate of up to $575 thousand of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 12– Warrant Liability.

Share issuances

From February 6, 2020 through March 20, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 15,500,000 shares of our common stock at a price per share equal to $0.04 for an aggregate purchase price of $620,000. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

As of March 31, 2020, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	2,000,000
Warrants to purchase common stock	5,250,000

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. Neither of these amendments have been effected as of date of the filing of this Form 10-Q. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

9.	Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the three months ended March 31, 2020 and 2019, there was no income tax expense or benefit.

At March 31, 2020 and December 31, 2019, the Company had no recorded tax liabilities for uncertain tax positions. The Company has not yet filed any federal or state income tax returns for its stand-alone operations for years that are open for examination. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

Pursuant to the Spin-off, the Company and Alliqua BioMedical, Inc. entered into a Tax Matters Agreement to provide for the payment of tax liabilities and entitlement of refunds; allocation of the responsibility for, and cooperation in, filing of tax returns; and other matters relating to taxes for the pre- and post-Spin-off periods.

10.	Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues. Revenues from two customers that exceeded 10% of total revenues for the three months ended March 31, 2020 were 53% and 32%. Accounts receivable from these same four customers were 26%, and 18% of the total accounts receivable as of March 31, 2020. For the three months ended March 31, 2019, three customers exceeded 10% of revenues and were 70%, 14% and 11% of total revenues. Accounts receivable from these same two customers were 33% and 13% of the total accounts receivable as of December 31, 2019.

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

11.	Share-based Compensation

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

The following table contains information about the 2019 Plan as of March 31, 2020:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	2,000,000	1,000,000	1,000,000

The following table summarizes the Company’s incentive stock option activity and related information for the three months ended March 31, 2020 and the period from Spin-Off through December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	1,000,000	$0.053525	9.6

Granted	5,714,282	$0.01	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at March 31, 2020	6,714,282	$0.019887	9.8
Exercisable at March 31, 2020	3,357,142	$0.019887	9.8

As of March 31, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of March 31, 2020, there was approximately $37 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the three months ended March 31, 2020:

Volatility	136.81%
Risk-free interest rate	1.39%
Dividend yield	0.0%
Expected term	5.50 years

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

Restrictive stock awards

On February 17, 2020, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to the Company’s Chief Executive Officer and Interim Chief Financial Officer, Adam Levy, with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vest on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

	Number of Units	Weighted Average Grant Date Fair Value
Granted	5,928,571	$0.014
Exercised and converted to common shares	-	-
Forfeited	-	-
Outstanding at March 31, 2020	5,928,571	$0.014
Exercisable at March 31, 2020	1,976,189	$0.014

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share).

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $27 thousand has been recorded for the three months ended March 31, 2020.

12.  Warrant Liability

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

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Period end date(1) March 31, 2020	Period end date(2) March 31, 2020
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	0.26%	0.26%
Volatility (annual) (5)	137.64%	137.64%
Time to Maturity (Years)	2.45	2.60
Calculated fair value per share	$0.01001	$0.1003
Future Estimated Quarterly Dividend per share(6)	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	Year ending(1) December 31, 2019	Year ending(2) December 31, 2019
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	1.62%	1.62%
Volatility (annual) (5)	137.47%	137.47%
Time to Maturity (Years)	2.70	2.85
Calculated fair value per share	$0.01045	$0.01064
Future Estimated Quarterly Dividend per share(6)	$—	$—

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of 9/10/2019	1,250,000	$0.01091	$14

Fair Value at initial measurement date of 11/6/2019	4,000,000	$0.01085	$43

Fair Value as of period ending 12/31/2019			$56
Change in fair value of warrant liability			(2)
Fair Value as of period ending March 31, 2020	5,250,000		$54

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of December 31, 2019, none of the warrants have been exercised.

13.	Related Party Transactions

While the Company was owned by Adynxx, the Company was included within the consolidation process of Adynxx. The Company’s operating losses of $612 thousand in the three months ending March 31, 2019 were included within Adynxx’s financial results.

All significant intercompany transactions and related party transactions between the Company and Adynxx have been included in these financial statements, as these statements were prepared on a “carve-out basis” prior to the Spin-Off. Net cash provided by Adynxx for operations during the three months ended March 31, 2019 was $556 thousand of cash advances. The total net effect of the settlement of these transactions detailed above is reflected in the Statements of Cash Flows as a financing activity as parent’s net investment of $556 thousand as of March 31, 2019.

14.	Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through May 14, 2020, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed in the accompanying condensed financial statements.

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP Loan for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot completely assure at this time that such forgiveness of the PPP Loan will occur.

On April 13, 2020, the Company received an $8,000 Economic Injury Disaster Loan (“EIDL”) loan program authorized by the CARES Act. The Company will not be required to repay the EIDL loan.

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

Basis of Presentation

The balance sheet as of March 31, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the three months ending March 31, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of March 31, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Liquidity and Capital Resources

As of March 31, 2020, we had $220,000 of cash, compared to $261,000 in cash at December 31, 2019.

Net cash used in operating activities was $660,000 and $556,000 for the three months ended March 31, 2020 and 2019, respectively.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2020. No cash was used in investing activities during the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $620,000 which is attributable to the issuance of common stock. For the three months ended March 31, 2019, cash flows from financing activities were $556,000, all of which were advances from our former Parent.

At March 31, 2020, current assets totaled $614,000 and current liabilities totaled $716,000, as compared to current assets totaling $513,000 and current liabilities totaling $800,000 at December 31, 2019. As a result, we had working capital deficit of $102,000 at March 31, 2020, compared to a working capital deficit of $287,000 at December 31, 2019. The decrease in the working capital deficit as of March 31, 2020 is primarily attributable to the working capital proceeds upon the issuance of common stock in the current period.

From February 6, 2020 through March 20, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 15,500,000 shares of our common stock at a price per share equal to $0.04 for an aggregate purchase price of $620,000. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues, net. For the three months ended March 31, 2020, revenues increased by $111,000 to $240,000 when compared to $129,000 for the three months ended March 31, 2019. The increase in our overall revenues was due to an increase in orders from contract manufacturing customers.

Gross profit (loss). Our gross profit was $67,000 for the three months ended March 31, 2020, compared to a gross loss of $108,000 for the three months ended March 31, 2019.  The gross profit recorded for the three months ended March 31, 2020, as compared to a gross loss recorded for the three months ended March 31, 2019, was primarily due to the lower costs of materials, labor and overhead for orders fulfilled for our contract manufacturing customers. On a percentage basis, our gross profit was approximately 28% for the three months ended March 31, 2020. Gross loss for the three months ended March 31, 2019 was approximately (84%).

The components of cost of revenues are as follows for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues
Materials and finished products	$38	$25

Compensation and benefits	122	93
Depreciation and amortization	7	28
Equipment, production and other expenses	6	91
Total cost of revenues	$173	$237

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$105	$126
Share-based compensation	64	-
Depreciation and amortization	3	-
Other expenses and professional fees	404	378
Accounts payable – reductions and settlements	-	-
Total selling, general and administrative expenses	$576	$504

Selling, general and administrative expenses increased by $72,000 to $576,000 for the three months ended March 31, 2020, as compared to $504,000 for the three months ended March 31, 2019. The increase in selling, general and administrative expenses is primarily attributable to our higher costs for professional fees and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits declined by $21,000 to $105,000 for the three months ended March 31, 2020, as compared to $126,000 for the three months ended March 31, 2019. The number of employees increased compared to the prior period, however, adjustments to staffing resulted in a decrease compared to the prior year period.

Share-based compensation was $64,000 for the three months ended March 31, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer. For the three months ended March 31, 2019 there was no share-based compensation expense.

Other Expenses and professional fees decreased by $26,000 to $404,000 for the three months ended March 31, 2020 from $378,000 for the three months ended March 31, 2019. We continued to incur legal, accounting and consulting fees associated with Spin-Off efforts and with operating as a stand-alone entity.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Other than the changes noted below for share-based compensation, there have been no significant changes to our critical accounting policies and estimates described in the notes to our condensed financial statements for the year ended December 31, 2019, and incorporated by reference in the Form 10-K/A filed April 3, 2020.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 1 to Condensed Financial Statements and described in the notes to our annual financial statements for the year ended December 31, 2019 incorporated by reference in the Form 10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2020, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From February 6, 2020 through March 20, 2020, we entered into Securities Purchase Agreements with certain accredited investors whereby we sold 15,500,000 shares of our common stock at a price per share equal to $0.04 for an aggregate purchase price of $620,000. Proceeds from this private placement are expected to be used for working capital, new product development and testing, and general business operations. All of the shares issued and sold described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2019)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.3	Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.4 AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on January 9, 2019)
10.1	Form of Stock Purchase Agreement, dated from February through March 2020, between NexGel, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to NexGel, Inc.’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: May 14, 2020	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer)