Form 10-Q
period 2020-06-30
NEXGEL, INC.
filed 2020-08-14
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 14, 2020, the registrant had 88,213,541 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash	$233	$261
Accounts receivable, net	97	102
Inventory	168	113
Prepaid expenses and other current assets	16	37
Total current assets	514	513
Property and equipment, net	338	282
Goodwill	367
Operating lease - right of use asset	862	917
Other assets	178	178
Total assets	$2,259	$1,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$416	$510
Accrued expenses and other current liabilities	81	27
Note payable	147	-
Warrant liability	52	56
Operating lease liability, current portion	207	207
Total current liabilities	903	800
Notes payable	260	-
Operating lease liability, net of current portion	655	710
Total liabilities	1,818	1,510

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 3,000,000,000 shares authorized; 82,380,208 and 57,505,208 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	82	57
Additional paid-in capital	1,635	561
Accumulated deficit	(1,276)	(238)
Total stockholders' equity	441	380
Total liabilities and stockholders' equity	$2,259	$1,890

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$91	$125	$331	$254

Cost of revenues	176	191	349	428

Gross (loss)/profit	(85)	(66)	(18)	(174)

Operating expenses
Selling, general and administrative	455	1,007	1,031	1,511
Total operating expenses	455	1,007	1,031	1,511

Loss from operations	(540)	(1,073)	(1,049)	(1,685)

Other income (expense)
Interest expense	-	-	(1)	-
Other income	8	-	8	-
Changes in fair value of warrant liability	2	-	4	-
Total other income (expense)	10		11	-

Net income (loss)	$(530)	$(1,073)	$(1,038)	$(1,685)
Net income (loss) per common share - basic	$(0.01)	$(0.21)	$(0.01)	$(0.34)
Net income (loss) per common share - diluted	$(0.01)	$(0.21)	$(0.01)	$(0.34)
Weighted average shares used in computing net income (loss) per common share - basic	76,338,541	5,005,211	70,445,816	5,005,211
Weighted average shares used in computing net income (loss) per common share – diluted	76,338,541	5,005,211	70,445,816	5,005,211

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$-	$(238)	$380

Stock compensation	-	-	64	-	-	64

Issuance of common stock	15,500,000	16	604	-	-	620

Net loss	-	-	-	-	(508)	(508)

Balance, March 31, 2020	73,005,208	$73	$1,229	$-	$(746)	$556

Stock compensation	-	-	40	-	-	40

Issuance of common stock for acquisition	9,375,000	9	366	-	-	375

Net loss	-	-	-	-	(530)	(530)

Balance, June 30, 2020	82,380,208	$82	$1,635	$-	$(1,276)	$441

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(612)	-	(612)

Net contributions from Former Parent	-	-	-	556	-	556

Balance, March 31, 2019	-	$-	$-	$225	$-	$225

Net loss	-	-	-	(1,073)	-	(1,073)

Transfer from parent	-	-	-	789	-	789

Reclassification of net parent investment in connections with spin-off, June 21, 2019	-	-	(59)	59	-	-

Common stock distributed in connection with spin-off, June 21, 2019	5,005,211	5	(5)	-	-	-

Balance, June 30, 2019	5,005,211	$5	$(64)	$-	$-	$(59)

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(1,038)	$(1,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	45
Share-based compensation	104	-
Changes in fair value of warrant liability	(4)	-

Changes in operating assets and liabilities:
Accounts receivable	5	(38)
Inventory	(34)	(39)
Prepaid expenses and other assets	19	125
Accounts payable	(106)	339
Accrued expenses and other liabilities	53	94
Net Cash Used in Operating Activities	(980)	(1,159)

Investing Activities
Purchase of equipment	(76)	-
Net Cash Used in Investing Activities	(76)	-

Financing Activities
Issuance of common stock, net of issuance costs	620	-
Proceeds from notes payable	408	-
Net contributions from Former Parent	-	1,345
Net Cash Provided by Financing Activities	1,028	1,345
Net Increase in Cash	(28)	186
Cash – Beginning of period	261	—
Cash – End of period	$233	$186
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	-	-
Taxes	-	-
Non-cash Investing and Financing Activities
Common shares issued for acquisition	$375	$-
Inventory acquired from acquisition	21	-
Accounts payable acquired from acquisition	13

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

Basis of Presentation

The balance sheet as of June 30, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the six months ending June 30, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of December 31, 2019 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020 and results of operations and cash flows for the six months ended June 30, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

As of June 30, 2020, the Company did not have any contract assets or contract liabilities from contracts with customers. As of June 30, 2020, there were no remaining performance obligations that the Company had not satisfied.

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

As of June 30, 2020, the Company had a cash balance of $233,000. For the six months ended June 30, 2020, the Company incurred a net loss of $1,038,000 and had a net usage of cash in operating activities of $980,000. In addition, the Company had a working capital deficit of $389,000 as of June 30, 2020.

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

3.	Net Loss Per Common Share

a.	Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the six months ended June 30, 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

b.	On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, was distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the six months ended June 30, 2019 calculations, these shares are treated as issued and outstanding from January 1, 2019 for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2019 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of the year ended December 31, 2019.

4.	Acquisition

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC, a Delaware limited liability company (“Sports Defense”), from the members of Sport Defense (the “Sellers”). Subsequent to the Closing Date, Sport Defense is a wholly-owned subsidiary of the Company.

Sport Defense is a marketing and distribution company that leverages the unique benefits of ultra-gentle, high-water content hydrogels, manufactured by the Company, to build brands that treat various ailments of the skin caused by athletic training, such as blisters, turf burns, scrapes and skin irritations.

Under the terms of the Purchase Agreement, the purchase price paid to the Sellers was an aggregate of $375,000 (the “Purchase Price”) which was paid by the Company through the issuance of an aggregate of 9,375,000 shares of the Company’s common stock, par value $0.001 (the “Shares”), which equates to a per share purchase price of $0.04. The Shares are “restricted securities” as such term is defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the Shares and Mr. Stein received 3,187,500 of the Shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein’s partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the Purchase Price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

The Purchase Agreement and the Sport Defense acquisition are not subject to approval by the shareholders of the Company. The Purchase Agreement contained minimal representations and warranties regarding Sport Defense and certain limited representations and warranties regarding the Company and the Sellers.

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Sports Defense acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $8,484. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Sports Defense’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Sports Defense acquisition:

Provisional Purchase Consideration at preliminary fair value:
Purchase price	$375,000
Amount of consideration	$375,000

Assets acquired and liabilities assumed at preliminary fair value
Inventories	21,000
Accounts payable and accrued expenses	(12,516)
Other liabilities	-
Net tangible assets acquired	$8,484

Total net assets acquired	$8,484
Consideration paid	375,000
Preliminary goodwill	$366,516

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Sports Defense acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	For the Six Months Ended June 30,
	2020	2019
Revenues, net	$348	$267
Net loss allocable to common shareholders	$(1,029)	$(1,681)
Net loss per share	$(0.01)	$(0.12)
Weighted average number of shares outstanding	78,258,316	14,380,211

4.	Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2020 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2020	$103
2021	207
2022	207
2023	207
Thereafter	433
Total undiscounted operating lease payments	$1,157
Less: Imputed interest	(295)
Present value of operating lease liability	$862

Weighted average remaining lease term	5.6 years
Weighted average discount rate	11.0%

Total operating lease expense for the six months ended June 30, 2020 and 2019 was $104 thousand and is recorded in cost of goods sold and selling, general and administrative expenses on the condensed statement of operations.

5.	Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$168	$113
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$168	$113

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process. There were no work in progress or finished goods inventories as of June 30, 2020 and December 31, 2019.

6.	Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2020	2019
Machinery and equipment	3 - 10	$2,894	$2,893
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	225	150
		3,396	3,320
Less: accumulated depreciation and amortization		(3,058)	(3,038)
Property and equipment, net		$338	$282

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $21 thousand and $45 thousand, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2020	2019
Salaries, benefits and incentive compensation	$55	$14
Other	26	13
Total accrued expenses and other current liabilities	$81	$27

8.	Note Payable

PPP Loan

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

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid.

9.	Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 thousand on the initial closing date, and an aggregate of up to $575 thousand of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 13– Warrant Liability.

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

As of June 30, 2020, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	17,000,000
Warrants to purchase common stock	5,250,000

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. On May 26, 2020, the Company filed an amendment to the certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares of common stock to 3,000,000,000 shares of common stock. The reverse stock split has not been effected as of date of the filing of this Form 10-Q. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

10.	Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the six months ended June 30, 2020 and 2019, there was no income tax expense or benefit.

At June 30, 2020 and December 31, 2019, the Company had no recorded tax liabilities for uncertain tax positions. The Company has not yet filed any federal or state income tax returns for its stand-alone operations for years that are open for examination. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

Pursuant to the Spin-off, the Company and Alliqua BioMedical, Inc. entered into a Tax Matters Agreement to provide for the payment of tax liabilities and entitlement of refunds; allocation of the responsibility for, and cooperation in, filing of tax returns; and other matters relating to taxes for the pre- and post-Spin-off periods.

11.	Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues. Revenues from three customers that exceeded 10% of total revenues for the six months ended June 30, 2020 were 23%, 27% and 39%. Accounts receivable from four customers were 59%, 13%, 12% and 11% of the total accounts receivable as of June 30, 2020. For the six months ended June 30, 2019, two customers exceeded 10% of revenues and were 53%, and 15% of total revenues. Accounts receivable from one customers was 60% of the total accounts receivable as of June 30, 2019.

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

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

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

The following table contains information about the 2019 Plan as of June 30, 2020:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	17,000,000	1,000,000	16,000,000

The following table summarizes the Company’s incentive stock option activity and related information for the six months ended June 30, 2020 and the period from Spin-Off through December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	1,000,000	$0.053525	9.6

Granted	5,714,282	$0.01	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at June 30, 2020	6,714,282	$0.019887	9.6
Exercisable at June 30, 2020	3,357,142	$0.019887	9.6

As of June 30, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of June 30, 2020, there was approximately $18 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 3 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the six months ended June 30, 2020:

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

	Number of Units	Weighted Average Grant Date Fair Value
Granted	5,928,571	$0.014
Exercised and converted to common shares	-	-
Forfeited	-	-
Outstanding at June 30, 2020	5,928,571	$0.014
Exercisable at June 30, 2020	3,458,333	$0.014

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share). As of June 30, 2020, there was approximately $35 thousand of total unrecognized share-based compensation related to restricted stock awards, which the Company expects to recognize over the next 3 months.

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $104 thousand has been recorded for the six months ended June 30, 2020.

13.  Warrant Liability

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

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Period end date(1) June 30, 2020	Period end date(2) June 30, 2020
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	0.17%	0.17%
Volatility (annual) (5)	137.58%	137.58%
Time to Maturity (Years)	2.20	2.35
Calculated fair value per share	$0.00969	$0.00993
Future Estimated Quarterly Dividend per share(6)	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	Year ending(1) December 31, 2019	Year ending(2) December 31, 2019
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	1.62%	1.62%
Volatility (annual) (5)	137.47%	137.47%
Time to Maturity (Years)	2.70	2.85
Calculated fair value per share	$0.01045	$0.01064
Future Estimated Quarterly Dividend per share(6)	$—	$—

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of 9/10/2019	1,250,000	$0.01091	$14

Fair Value at initial measurement date of 11/6/2019	4,000,000	$0.01085	$43

Fair Value as of period ending 12/31/2019			$56
Change in fair value of warrant liability			(4)
Fair Value as of period ending June 30, 2020	5,250,000		$52

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of December 31, 2019, none of the warrants have been exercised.

14.	Related Party Transactions

While the Company was owned by Adynxx, the Company was included within the consolidation process of Adynxx. The Company’s operating losses of $612 thousand in the three months ending June 30, 2019 were included within Adynxx’s financial results.

All significant intercompany transactions and related party transactions between the Company and Adynxx have been included in these financial statements, as these statements were prepared on a “carve-out basis” prior to the Spin-Off. Net cash provided by Adynxx for operations during the six months ended June 30, 2019 was $556 thousand of cash advances. The total net effect of the settlement of these transactions detailed above is reflected in the Statements of Cash Flows as a financing activity as parent’s net investment of $556 thousand as of June 30, 2019.

15.	Subsequent Events

From July 30, 2020 through August 14, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 5,500,000 shares of our common stock at a price per share equal to $0.06 for an aggregate purchase price of $330,000. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations. None of these shares have been issued as of the date of this filing but will be issued subsequently to the filing.

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

Basis of Presentation

The balance sheet as of June 30, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the three months ending June 30, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of June 30, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020 and results of operations and cash flows for the six months ended June 30, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Liquidity and Capital Resources

As of June 30, 2020, we had $233,000 of cash, compared to $261,000 in cash at December 31, 2019.

Net cash used in operating activities was $980,000 and $1,159,000 for the six months ended June 30, 2020 and 2019, respectively.

Net cash used in investing activities was $76,000 for the six months ended June 30, 2020. No cash was used in investing activities during the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $620,000 which is attributable to the issuance of common stock and proceeds of a notes payable of $408,000. For the six months ended June 30, 2019, cash flows from financing activities were $1,345,000, all of which were advances from our former Parent.

At June 30, 2020, current assets totaled $514,000 and current liabilities totaled $903,000, as compared to current assets totaling $513,000 and current liabilities totaling $800,000 at December 31, 2019. As a result, we had working capital deficit of $389,000 at June 30, 2020, compared to a working capital deficit of $287,000 at December 31, 2019. The decrease in the working capital deficit as of June 30, 2020 is primarily attributable to the working capital proceeds upon the issuance of common stock in the current period.

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

 Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues, net. For the three months ended June 30, 2020, revenues decreased by $34,000 to $91,000 when compared to $125,000 for the three months ended June 30, 2019. The decrease in our overall revenues was due to the impact of the Covid-19, however, sales have begun to return to higher levels.

Gross profit (loss). Our gross loss was $85,000 for the three months ended June 30, 2020, compared to a gross loss of $66,000 for the three months ended June 30, 2019.  The gross profit recorded for the three months ended June 30, 2020, as compared to a gross loss recorded for the three months ended June 30, 2019, was primarily due to the lower costs of materials, labor and overhead for orders fulfilled for our contract manufacturing customers. On a percentage basis, our gross loss was approximately (93%) for the three months ended June 30, 2020. Gross loss for the three months ended June 30, 2019 was approximately (53%).

The components of cost of revenues are as follows for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of revenues
Materials and finished products	$46	$19
Stock-based compensation	1	-
Compensation and benefits	118	88
Depreciation and amortization	7	5
Equipment, production and other expenses	4	79
Total cost of revenues	$176	$191

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$113	$116
Share-based compensation	39	-
Depreciation and amortization	4	12
Other expenses and professional fees	299	879
Total selling, general and administrative expenses	$455	$1,007

Selling, general and administrative expenses decreased by $552,000 to $455,000 for the three months ended June 30, 2020, as compared to $1,007,000 for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses is primarily attributable to our lower costs for professional fees, executive compensation and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits decreased by $3,000 to $113,000 for the three months ended June 30, 2020, as compared to $116,000 for the three months ended June 30, 2019. The number of employees increased compared to the prior period, however, adjustments to staffing compensation resulted in a decrease compared to the prior year period.

Share-based compensation was $39,000 for the three months ended June 30, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer. For the three months ended June 30, 2019 there was no share-based compensation expense.

Other Expenses and professional fees decreased by $580,000 to $299,000 for the three months ended June 30, 2020 from $879,000 for the three months ended June 30, 2019. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, without the impact of the prior year Spin-Off related costs.

Six months Ended June 30, 2020 Compared to the Six months Ended June 30, 2019

Revenues, net. For the six months ended June 30, 2020 revenues were $331,000 and increased by $77,000 when compared to $254,000 for the six months ended June 30, 2019. The increase in our overall revenue was due to an increase in sales efforts with existing customers in spite of the impact of Covid-19.

Gross profit (loss). Our gross loss was $17,000 for the six months ended June 30, 2020 compared to a gross loss of $174,000 for the six months ended June 30, 2019.  The loss recorded for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to the higher volume of contract manufacturing sales and lower manufacturing labor costs. Gross loss was approximately (5%) for the six months ended June 30, 2020. Gross loss was (68%) for the six months ended June 30, 2019.

The components of cost of revenues are as follows for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six months Ended June 30,
	2020	2019
Cost of revenues
Materials and finished products	$84	$44
Share-based compensation	1	-
Compensation and benefits	240	181
Depreciation and amortization	14	33
Equipment, production and other expenses	10	170
Total cost of revenues	$349	$428

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Six months Ended June 30,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$218	$242
Share-based compensation	103	-
Depreciation and amortization	7	12
Other expenses and professional fees	703	1,257
Total selling, general and administrative expenses	$1,031	$1,511

Selling, general and administrative expenses decreased by $480,000 to $1,031,000 for the six months ended June 30, 2020, as compared to $1,511,000 for the six months ended June 30, 2019. The decrease in selling, general and administrative expenses is primarily attributable to our lower costs for professional fees, executive compensation and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits decreased by $24,000 to $218,000 for the six months ended June 30, 2020, as compared to $242,000 for the six months ended June 30, 2019. The number of employees increased compared to the prior period, however, adjustments to staffing compensation resulted in a decrease compared to the prior year period.

Share-based compensation increased by $103,000 for the six months ended June 30, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer.

Other Expenses and Professional fees decreased by $554,000 to $703,000 for the six months ended June 30, 2020 from $1,257,000 for the six months ended June 30, 2019. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2020, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2019)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.3	Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.4 AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on January 9, 2019)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: August 14, 2020	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer)