Form 10-Q
period 2020-09-30
NEXGEL, INC.
filed 2020-11-16
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 16, 2020, the registrant had 94,894,079 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS:
Current Assets:
Cash	$157	$261
Accounts receivable, net	118	102
Inventory	157	113
Prepaid expenses and other current assets	29	37
Total current assets	461	513
Property and equipment, net	403	282
Intangibles	328	-
Operating lease – right-of-use asset	834	917
Other assets	178	178
Total assets	$2,204	$1,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$434	$510
Accrued expenses and other current liabilities	94	27
Note payable	147	-
Warrant liability	57	56
Operating lease liability, current portion	207	207
Total current liabilities	939	800
Notes payable	264	-
Operating lease liability, net of current portion	627	710
Total liabilities	$1,830	1,510

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 3,000,000,000 shares authorized; 88,965,208 and 57,505,208 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	89	57
Additional paid-in capital	2,106	561
Accumulated deficit	(1,821)	(238)
Total stockholders' equity	374	380
Total liabilities and stockholders' equity	$2,204	$1,890

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$242	$287	$573	$541

Cost of revenues	210	213	559	641

Gross (loss)/profit	32	74	14	(100)

Operating expenses
Selling, general and administrative	567	-	1,598	1,511
Total operating expenses	567	-	1,598	1,511

Net income (loss) from operations	(535)	74	(1,584)	(1,611)

Other income (expense)
Interest expense	(13)	-	(5)	-
Other income	4	-	7	-
Changes in fair value of warrant liability	(1)	-	(1)	-
Total other income (expense)	(10)	-	1	-

Net income (loss)	$(545)	$74	$(1,583)	$(1,611)
Net income (loss) per common share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.31)
Net income (loss) per common share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.31)
Weighted average shares used in computing net income (loss) per common share - basic	86,939,054	5,751,510	75,987,278	5,256,711
Weighted average shares used in computing net income (loss) per common share – diluted	86,939,054	5,751,510	75,987,278	5,256,711

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$-	$(238)	$380

Stock compensation	-	-	64	-	-	64

Issuance of common stock	15,500,000	16	604	-	-	620

Net loss	-	-	-	-	(508)	(508)

Balance, March 31, 2020	73,005,208	$73	$1,229	$-	$(746)	$556

Stock compensation	-	-	40	-	-	40

Issuance of common stock for acquisition	9,375,000	9	366	-	-	375

Net loss	-	-	-	-	(530)	(530)

Balance, June 30, 2020	82,380,208	$82	$1,635	$-	$(1,276)	$441
Stock compensation		-	83	-	--	83

Issuance of common stock	6,585,000	7	388	-	-	395

Net loss		-	-	-	(545)	(545)

Balance, September 30, 2020	88,965,208	$89	$2,106	$	$(1,821)	$374

NEXGEL, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited) (in thousands, except share data)
	Common Stock		Additional Paid-in	Parent’s Net	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit)	Equity (Deficit)
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(612)	-	(612)

Net contributions from Former Parent	-	-	-	556	-	556

Balance, March 31, 2019	-	$-	$-	$225	$-	$225

Net loss	-	-	-	(1,073)	-	(1,073)

Transfer from parent	-	-	-	789	-	789

Reclassification of net parent investment in connections with spin-off, June 21, 2019	-	-	(59)	59	-	-

Common stock distributed in connection with spin-off, June 21, 2019	5,005,211	5	(5)	-	-	-

Balance, June 30, 2019	5,005,211	$5	$(64)	$-	$-	$(59)

Share-based compensation	-	-	3	-	-	3

Issuance of common stock, net of issuance costs	3,269,500	3	167	-	-	170

Net income	-	-	-	-	74	74

Balance, September 30, 2019	8,274,711	$8	$106	$-	$74	$188

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(in thousands)

	Nine months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(1,583)	$(1,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	53
Share-based compensation	187	3
Changes in fair value of warrant liability	1	-

Changes in operating assets and liabilities:
Accounts receivable	(16)	(100)
Inventory	(23)	(12)
Prepaid expenses and other assets	8	200
Accounts payable	(88)	322
Accrued expenses and other liabilities	66	(282)
Net Cash Used in Operating Activities	(1,378)	(1,427)

Investing Activities
Purchase of equipment	(152)	-
Net Cash Used in Investing Activities	(152)	-

Financing Activities
Issuance of common stock, net of issuance costs	1,015	170
Proceeds from notes payable	411	-
Net contributions from Former Parent	-	1,345
Net Cash Provided by Financing Activities	1,426	1,515
Net Increase in Cash	(104)	88
Cash – Beginning of period	261	—
Cash – End of period	$157	$88
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Non-cash Investing and Financing Activities		-
Common shares issued for acquisition	$375	$-
Inventory acquired from acquisition	$21	$-
Accounts payable acquired from acquisition	$13	$-

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

Basis of Presentation

The balance sheet as of September 30, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the nine months ending September 30, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of December 31, 2019 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020 and results of operations and cash flows for the nine months ended September 30, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Technology-Related	Straight-line basis	3
Marketing-Related	Straight-line basis	4

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

The Company’s customers consist of other life sciences companies and revenues are concentrated in the United States. Payment terms vary by the type and location of customer and may differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 60 days from date of shipment.

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

As of September 30, 2020 the Company did not have any contract assets or contract liabilities from contracts with customers. As of September 30, 2020, there were no remaining performance obligations that the Company had not satisfied.

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

As of September 30, 2020, the Company had a cash balance of $157,000. For the nine months ended September 30, 2020, the Company incurred a net loss of $1,583,000 and had a net usage of cash in operating activities of $1,378,000. In addition, the Company had a working capital deficit of $479,000 as of September 30, 2020.

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

3.	Net Loss Per Common Share

a.	Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the nine months ended September 30, 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

b.	On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, was distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the nine months ended September 30, 2019 calculations, these shares are treated as issued and outstanding from January 1, 2019 for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2019 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of the year ended December 31, 2019.

4.	Acquisition

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

Under the terms of the Purchase Agreement, the purchase price paid to the Sellers was an aggregate of $375 thousand (the “Purchase Price”) which was paid by the Company through the issuance of an aggregate of 9,375,000 shares of the Company’s common stock, par value $0.001 (the “Shares”), which equates to a per share purchase price of $0.04. The Shares are “restricted securities” as such term is defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

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

The Purchase Agreement and the Sport Defense acquisition were not subject to approval by the shareholders of the Company. The Purchase Agreement contained minimal representations and warranties regarding Sport Defense and certain limited representations and warranties regarding the Company and the Sellers.

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Sports Defense acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $375 thousand. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Sports Defense’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Sports Defense acquisition:

Provisional Purchase Consideration at preliminary fair value:
Purchase price	$375
Amount of consideration	$375
Assets acquired and liabilities assumed at preliminary fair value
Inventories	21
Technology related intangibles	294
Marketing related intangibles	73
Accounts payable and accrued expenses	(13)
Other liabilities	-
Net tangible assets acquired	$375

Total net assets acquired	$375
Consideration paid	375
Preliminary goodwill	$-

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Sports Defense acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	For the Nine months Ended September 30,
	2020	2019
Revenues, net	$590	$569
Net loss allocable to common shareholders	$(1,535)	$(1,601)
Net loss per share	$(0.02)	$(0.11)
Weighted average number of shares outstanding	83,799,778	14,631,711

5.	Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2020 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2020	$52
2021	207
2022	207
2023	207
Thereafter	433
Total undiscounted operating lease payments	$1,106
Less: Imputed interest	(272)
Present value of operating lease liability	$834

Weighted average remaining lease term	5.3 years
Weighted average discount rate	11.0%

Total operating lease expense for the nine months ended September 30, 2020 and 2019 was $156 thousand and is recorded in cost of goods sold and selling, general and administrative expenses on the condensed statement of operations.

6.	Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$157	$113
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$157	$113

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process. There was no work in progress or finished goods inventories as of September 30, 2020 and December 31, 2019.

7.	Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2020	2019
Machinery and equipment	3 - 10	$2,894	$2,893
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	301	150
		3,472	3,320
Less: accumulated depreciation and amortization		(3,069)	(3,038)
Property and equipment, net		$403	$282

Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $31 thousand and $53 thousand, respectively.

8.	Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2020:

September 30, 2020
Technology Related
Identifiable intangible assets, gross	$294
Accumulated amortization	(33)
Technology Related identifiable intangible assets, net	261
Marketing Related
Identifiable intangible assets, gross	73
Accumulated amortization	(6)
Marketing related identifiable intangible assets, net	67
Total Identifiable intangible assets, net	$328

In connection with the acquisitions of Sports Defense, the Company identified intangible assets of $375 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 3.1 years and amortization expense amounted to $39 thousand for the nine months ended September 30, 2020.

As of September 30, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2020 (remainder)	$29
2021	116
2022	116
2023	59
2024	8

Total	$328

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2020	2019
Salaries, benefits and incentive compensation	$90	$14
Other	4	13
Total accrued expenses and other current liabilities	$94	$27

10.	Note Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP Loan for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot completely assure at this time that such forgiveness of the PPP Loan will occur.

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

11.	Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 thousand on the initial closing date, and an aggregate of up to $575 thousand of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 thousand dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 13– Warrant Liability.

Share issuances

From February 6, 2020 through March 20, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 15,500,000 shares of our common stock at a price per share equal to $0.04 for an aggregate purchase price of $620,000. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations. The placement agent for the private placement and is entitled to receive a total fee equal to 6% of the total gross proceeds and warrants to purchase the number of shares of Common Stock equal to 10% of the number of shares of Common Stock issued to the Investors, for such services rendered. The warrants are exercisable for 3 years at an exercise price equal to $0.04.

From July 30, 2020 through August 14, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 6,585,000 shares of our common stock at a price per share equal to $0.06 for an aggregate purchase price of $395,100. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations. None of these shares have been issued as of the date of this filing but will be issued subsequently to the filing.

As of September 30, 2020, the Company has reserved common stock for issuance in relation to the following:

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

12.	Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the nine months ended September 30, 2020 and 2019, there was no income tax expense or benefit.

At September 30, 2020 and December 31, 2019, the Company had no recorded tax liabilities for uncertain tax positions. The Company has not yet filed any federal or state income tax returns for its stand-alone operations for years that are open for examination. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

Pursuant to the Spin-off, the Company and Alliqua BioMedical, Inc. entered into a Tax Matters Agreement to provide for the payment of tax liabilities and entitlement of refunds; allocation of the responsibility for, and cooperation in, filing of tax returns; and other matters relating to taxes for the pre- and post-Spin-off periods.

13.	Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues. Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2020 were 13%, 26% and 45%. Accounts receivable from there same three customers were 0%, 42% and 37%, respectively, of the total accounts receivable as of September 30, 2020.

For the nine months ended September 30, 2019, the Company’s revenues were concentrated in a small group of customers with some individually having more that 10% of total revenues. Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2019 were 41%, 19% and 16%. Accounts receivable from these same three customers were 34%, 46% and 0%, respectively, of the total accounts receivable as of September 30, 2019.

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

In July 2020, pursuant to the terms of the 2019 Plan, the Company awarded options to purchase an aggregate of 5,325,000 shares of common stock to two of its employees and one contractor. Pursuant to the terms of the option agreements, 325,000 of the options vested on the date of grant, and of the 5,000,000 options, 10% of such options vested on the date of grant, and the remaining of such options will vest upon meeting established criteria. The term of the options is ten years.

The following table contains information about the 2019 Plan as of September 30, 2020:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	17,000,000	12,467,853	4,532,147

The following table summarizes the Company’s incentive stock option activity and related information for the nine months ended September 30, 2020 and the period from Spin-Off through December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	1,000,000	$0.053525	9.6

Granted	11,039,282	$0.01	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at September 30, 2020	12,039,282	$0.017283	9.35
Exercisable at September 30, 2020	6,876,782	$0.016874	9.35

As of September 30, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of September 30, 2020, there was approximately $0 thousand of total unrecognized share-based compensation related to unvested stock options.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the nine months ended September 30, 2020:

Volatility	152.92% -153.01%
Risk-free interest rate	0.31% - 1.39%
Dividend yield	0.0%
Expected term	5.0-6.0 years

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

	Number of Units	Weighted Average Grant Date Fair Value
Granted	5,928,571	$0.014
Exercised and converted to common shares	-	-
Forfeited	-	-
Outstanding at September 30, 2020	5,928,571	$0.014
Exercisable at September 30, 2020	5,928,571	$0.014

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share). As of September 30, 2020, there was approximately $0 thousand of total unrecognized share-based compensation related to restricted stock awards, which the Company expects to recognize over the next 3 months.

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $187 thousand has been recorded for the nine months ended September 30, 2020.

15.  Warrant Liability

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

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Period end date(1) September 30, 2020	Period end date(2) September 30, 2020
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	0.13%	0.13%
Volatility (annual) (5)	171.53%	171.53%
Time to Maturity (Years)	1.95	2.10
Calculated fair value per share	$0.01076	$0.01101
Future Estimated Quarterly Dividend per share(6)	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	Year ending(1) December 31, 2019	Year ending(2) December 31, 2019
Exercise Price(1)(2)	$0.014	$0.014
Warrant Expiration Date (1)(2)	September 10, 2022	November 6, 2022
Stock Price (3)	$0.014	$0.014
Interest Rate (annual) (4)	1.62%	1.62%
Volatility (annual) (5)	137.47%	137.47%
Time to Maturity (Years)	2.70	2.85
Calculated fair value per share	$0.01045	$0.01064
Future Estimated Quarterly Dividend per share(6)	$—	$—

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of 9/10/2019	1,250,000	$0.01091	$14

Fair Value at initial measurement date of 11/6/2019	4,000,000	$0.01085	$43

Fair Value as of period ending 12/31/2019			$56
Change in fair value of warrant liability			(1)
Fair Value as of period ending September 30, 2020	5,250,000	0.01095	$57

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of September 30, 2020, none of the warrants have been exercised.

16.	Related Party Transactions

While the Company was owned by Adynxx, the Company was included within the consolidation process of Adynxx. The Company’s operating losses of $612 thousand in the three months ending September 30, 2019 were included within Adynxx’s financial results.

All significant intercompany transactions and related party transactions between the Company and Adynxx have been included in these financial statements, as these statements were prepared on a “carve-out basis” prior to the Spin-Off. Net cash provided by Adynxx for operations during the nine months ended September 30, 2019 was $556 thousand of cash advances. The total net effect of the settlement of these transactions detailed above is reflected in the Statements of Cash Flows as a financing activity as parent’s net investment of $556 thousand as of September 30, 2019.

17.	Subsequent Events

In November 2020, the Company issued 5,928,871 shares of our common stock to our Chief Executive Officer pursuant to the full vesting of the shares of common stock underlying that certain Restricted Stock Award Agreement dated February 17, 2020 and previously disclosed. All such shares of common stock shall  be “restricted securities” as such term is defined in the Securities Act of 1933, as amended.

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

Overview

We manufacture a high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high-performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the OEM market. We have recently launched an initiative to produce and market consumer products based on our technology. We believe there will be significant interest for applications in beauty and cosmetics, foot care, and over the counter remedies.

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

Basis of Presentation

The balance sheet as of September 30, 2020 and December 31, 2019 and the statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the nine months ending September 30, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of September 30, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020 and results of operations and cash flows for the nine months ended September 30, 2020 and 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2019 and 2018, which are included in the Company’s Form 10-K/A filed with SEC on April 3, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Liquidity and Capital Resources

As of September 30, 2020, we had $157,000 of cash, compared to $261,000 in cash at December 31, 2019.

Net cash used in operating activities was $1,378,000 and $1,427,000 for the nine months ended September 30, 2020 and 2019, respectively.

Net cash used in investing activities was $152,000 for the nine months ended September 30, 2020. No cash was used in investing activities during the nine months ended September 30, 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,426,000 which is attributable to the issuance of common stock of $1,015,000 and proceeds of a notes payable of $411,000. For the nine months ended September 30, 2019 cash flows from financing activities were $1,515,000 which is composed of $170,000 from the issuance of common stock and $1,345,000 of advances from our former Parent.

At September 30, 2020, current assets totaled $461,000 and current liabilities totaled $940,000, as compared to current assets totaling $513,000 and current liabilities totaling $800,000 at December 31, 2019. As a result, we had working capital deficit of $479,000 at September 30, 2020, compared to a working capital deficit of $287,000 at December 31, 2019. The increase in the working capital deficit as of September 30, 2020 is primarily attributable to the increase in accounts receivable and inventory and increase in current PPP notes payable.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, to date, the Company has experienced declining revenue, labor and supply shortages as more fully discussed in the Results of Operations below and the Company could face difficulty in raising additional capital.

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues, net. For the three months ended September 30, 2020, revenues decreased by $45,000 to $242,000 when compared to $287,000 for the three months ended September 30, 2019. The decrease in our overall revenues was due to the impact of the Covid-19, however, sales have begun to return to higher levels.

Gross profit (loss). Our gross profit was $32,000 for the three months ended September 30, 2020, compared to a gross profit of $74,000 for the three months ended September 30, 2019.  The gross profit recorded for the three months ended September 30, 2020, as compared to a gross profit recorded for the three months ended September 30, 2019, was primarily due to the higher costs of materials and labor offset by a reduction in equipment, production and other expenses. On a percentage basis, our gross profit was approximately 13% for the three months ended September 30, 2020. Gross profit for the three months ended September 30, 2019 was approximately 26%.

The components of cost of revenues are as follows for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,
	2020	2019
Cost of revenues
Materials and finished products	$83	$47
Stock-based compensation	-	1
Compensation and benefits	115	90
Depreciation and amortization	7	5
Equipment, production and other expenses	5	70
Total cost of revenues	$210	$213

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$132	$43
Share-based compensation	83	2
Depreciation and amortization	42	3
Professional fees	310	138
Accounts Payable – reductions and settlements	-	(186)
Total selling, general and administrative expenses	$567	$-

Selling, general and administrative expenses increased by $567,000 to $567,000 for the three months ended September 30, 2020, as compared to $0 for the three months ended September 30, 2019. The increase in selling, general and administrative expenses is primarily attributable to our lower costs for professional fees, executive compensation and other administrative expenses in the current period operating as a stand-alone entity. The costs of the prior year period were absorbed in conjunction with Spin-off.

Compensation and benefits increased by $89,000 to $132,000 for the three months ended September 30, 2020, as compared to $43,000 for the three months ended September 30, 2019. The number of employees increased compared to the prior period upon the spin-off as a stand-alone company.

Share-based compensation was $83,000 for the three months ended September 30, 2020, which is related to the issuance of 5,325,000 stock options and the issuance of restricted awards to our Chief Executive Officer. For the three months ended September 30, 2019, share-based compensation was $2,000.

Other Expenses and professional fees increased by $172,000 to $310,000 for the three months ended September 30, 2020 from $138,000 for the three months ended September 30, 2019. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, without the impact of the prior year Spin-Off related costs.

Nine months Ended September 30, 2020 Compared to the Nine months Ended September 30, 2019

Revenues, net. For the nine months ended September 30, 2020 revenues were $573,000 and increased by $32,000 when compared to $541,000 for the nine months ended September 30, 2019. The increase in our overall revenue was due to an increase in sales efforts with existing customers in spite of the impact of Covid-19.

Gross profit (loss). Our gross profit was $14,000 for the nine months ended September 30, 2020 compared to a gross loss of $100,000 for the nine months ended September 30, 2019.  The profit recorded for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to the higher volume of contract manufacturing sales and lower manufacturing labor costs. Gross profit was approximately 2.6% for the nine months ended September 30, 2020. Gross loss was 18% for the nine months ended September 30, 2019.

The components of cost of revenues are as follows for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine months Ended September 30,
	2020	2019
Cost of revenues
Materials and finished products	$167	$91
Share-based compensation	1	1
Compensation and benefits	355	271
Depreciation and amortization	21	38
Equipment, production and other expenses	15	240
Total cost of revenues	$559	$641

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Nine months Ended September 30,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$350	$285
Share-based compensation	186	2
Depreciation and amortization	49	15
Professional Fees	1,013	1,395
Accounts Payable – reduction and settlements	-	(186)
Total selling, general and administrative expenses	$1,598	$1,511

Selling, general and administrative expenses increased by $87,000 to $1,598,000 for the nine months ended September 30, 2020, as compared to $1,511,000 for the nine months ended September 30, 2019. The increase in selling, general and administrative expenses is primarily attributable to our costs for professional fees, executive compensation, share-based compensation and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits increased by $65,000 to $350,000 for the nine months ended September 30, 2020, as compared to $285,000 for the nine months ended September 30, 2019. The number of employees increased compared to the prior period upon the spin-off as a stand-alone company.

Share-based compensation increased by $184,000 for the nine months ended September 30, 2020, which is related to the issuance of 11,039,282 stock options and the issuance of restricted awards to our officers, employees and advisors.

Other Expenses and Professional fees decreased by $382,000 to $1,013,000 for the nine months ended September 30, 2020 from $1,395,000 for the nine months ended September 30, 2019. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 1 to Condensed Financial Statements and described in the notes to our annual financial statements for the year ended December 31, 2019 incorporated by reference in the Form 10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2020, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From July 30, 2020 through August 14, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 6,585,000 shares of our common stock at a price per share equal to $0.06 for an aggregate purchase price of $395,100. Proceeds from this private placement are expected to be used for working capital, new product development and testing, and general business operations. All of the shares issued and sold described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on September 9, 2019)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to AquaMed Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to NexGel, Inc.’s Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.4	Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.4 AquaMed Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on January 9, 2019)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: November 16, 2020	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer)