Form 10-K
period 2020-12-31
NEXGEL, INC.
filed 2021-03-31
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36278

NexGel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4042544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 Cabot Blvd West, Suite B Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 702-8550

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's second fiscal quarter, was approximately $2,319,847 based on the price at which the registrant last sold common equity.

As of March 30, 2021, the registrant had 102,893,779 shares of common stock outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Industry and Markets

Our hydrogels are currently being marketed in the U.S. and abroad for the following applications:

•	Drug Delivery. Delivering medication through hydrogel patches has important advantages over traditional methods of drug delivery. Hydrogel patches are less intrusive, painless, allow for pre-planned medication time periods, can potentially release medication in a manner consistent with the body’s own glandular activity (by avoiding dosage spikes and/or digestive alteration), and minimize side effects related to the medication via injection or ingestion.

•	Other Medical Applications. Hydrogel patches are being used for transdermal applications such as hormone replacement therapy and contraception, treatment of acne, shingles, diabetes, motion sickness, treatment of angina with nitroglycerin and treatment of smoking addiction using nicotine and palliatives (i.e., pain relievers).

•	Non-Prescription Therapeutic Applications. Hydrogel patches are also used in the medical community and are also directly marketed to consumers for topical application of over the counter (“OTC”) drugs such as non-prescription acne treatments, pain relievers, diet preparations, cough suppressants, treatment of warts, calluses and corns, and pain relief.

•	Moist Wound and Burn Dressings. Hydrogel dressings have long been used for treating wounds and burns. Clinical trials have demonstrated the benefits of moist wound healing versus traditional dressings. Some of these benefits include immediate anti-inflammatory effects, allowing for freer cell flow and less scarring, increased absorption of exudate, and accelerated healing.

•	Components of Medical Devices. Several medical devices utilize hydrogels as components. These devices include active drug delivery systems such as iontophoresis, warming and cooling devices, medical electrodes and various medical products for sensitive skin.

•	Cosmetic Applications. Hydrogel patches and applications can deliver cosmetic skin care products to consumers and skin care providers for uses that include moisturizers, face masks, cooling masks and applicators.

Sales and Marketing

We continue to focus on sales and marketing efforts in the United States. As of December 31, 2020, we did not have any employees solely dedicated to sales, however, some of our employees perform in a sales capacity in addition to their other duties. In February 2021, the Company began contracting two independent salesmen for current year sales efforts.

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

Customers

During the year ended December 31, 2020, three major customers accounted for approximately 78% of our revenue, with each customer individually accounting for 45%, 22%, and 11% respectively. We cannot be certain as to these customers’ intentions to use our services during the fiscal year ending December 31, 2021 since we do not currently have a contract with these customers. However, we have been supplying these customers for more than fifteen years and have no reason to anticipate any change. Our contract manufacturing business, including with respect to these customers, operates on a purchase order basis.

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

Research and Development Costs

For the years ended December 31, 2020 and 2019, we did not incur any research and development costs.

We intend to commit capital resources to research and development only as our cash resources allow. We have incurred all costs associated with the launch of our proprietary products and will only require research and development expenses for product enhancements and modifications and to obtain additional reimbursement coverage, which we do not expect to be significant.

Employees

As of December 31, 2020, we had eight full-time employees. Of these employees, one is involved with finance, sales, marketing, and administration and five are involved with manufacturing and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Relating to Our Business

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses, negative cash flows from operating activities, and no cash on hand, the report of our independent registered public accounting firm, with respect to our financial statements at December 31, 2020, and for the year ended December 31, 2020, contains an explanatory paragraph as to our potential inability to continue as a going concern. This opinion indicates that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

Our future success depends upon market acceptance of our existing and future products.

We believe that our success will depend in part upon the acceptance of its existing and future products by the medical community, hospitals and physicians and other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our products to gain general market acceptance, it may also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

Coronavirus could adversely impact our business by delaying our ability to receive raw materials and manufacture our product, effectively manage our business, or conduct meetings.

As the concern for the Coronavirus (“COVID-19”) continues, the outbreak of the COVID-19 could disrupt our supply chain, as well as our own operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or plant, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

We are dependent on significant customers.

Our hydrogel manufacturing business is currently our sole source of revenue, and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2020, [three] major customers accounted for approximately 78% of our revenue, with each customer individually accounting for 45%, 22%, and 11% respectively. The loss of any of our significant customers would have a significantly negative effect on our overall operations.

We have no contracts in place with our customers. The absence of such contracts could result in periods during which we must continue to pay costs without revenues.

Our sales are made on a purchase order basis and we do not have contracts with our customers. Accordingly, our customers are not required to purchase a minimum amount of our products, and we therefore could have periods during which we have no or limited orders for our products, which will make it difficult for us to operate as we will have to continue paying our expenses. We cannot provide assurance that we will be able to timely locate new customers, if at all, when our existing customers are not placing orders. The periods in which we have no or limited purchase orders for our products would have a material adverse effect on our business and financial condition.

We operate in a highly competitive industry.

Competition from other hydrogel manufacturers is intense. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing or acquiring products and technologies that are more effective than those being developed by us, that would render our products and technologies less competitive or obsolete.

Our competitors enjoy several competitive advantages over us, including some or all of the following:

•	large and established distribution networks in the U.S. and/or in international markets;

•	greater financial, managerial and other resources for products research and development, sales and marketing efforts and protecting and enforcing intellectual property rights;

•	significantly greater name recognition;

•	more expansive portfolios of intellectual property rights; and

•	greater experience in obtaining and maintaining regulatory approvals and/or clearances from the FDA and other regulatory agencies.

Our competitors’ products will compete directly with our products. In addition, our competitors, as well as new market entrants, may develop or acquire new products that will compete directly or indirectly with our products. The presence of this competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.

We are subject to governmental regulations.

As a manufacturer of medical products, we are generally subject to regulation by the FDA and the Federal Trade Commission, among other state and federal governmental authorities in the U.S., with respect to the manufacturing, marketing, labeling, record keeping, claims and advertising of our products. Our hydrogel manufacturing facility is also subject to various state regulations.

Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. Meeting regulatory requirements and evolving government standards may delay marketing of our products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

We have limited sales, marketing and distribution capabilities.

We currently have limited sales, marketing and distribution capabilities. We must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our products. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, our business and financial condition will be adversely affected.

Our products risk exposure to product liability claims.

We are exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of our products. We may incur significant expense investigating and defending any product liability claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We are reliant upon two manufacturers for key ingredients of the manufacture of our hydrogels.

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of hydrogels. Although we have not experienced significant production delays attributable to supply changes, we believe that developing alternative sources of supply for the polymers used to make our current hydrogels would be difficult over a short period of time. Because we have no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, which would have a material and adverse effect on our business, results of operations and financial condition.

There can be no assurance that our internal controls over financial reporting will be able to detect fraud or other issues.

We will be required under the Sarbanes-Oxley Act of 2002 to include a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. Because and so long as we are an emerging growth company, our public accounting firm auditing our financial statements will not be required to report on the effectiveness of internal control over financial reporting, and our stockholders will not have the benefit thereof. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. In connection with the Merger, and as we continue to grow our business, our internal controls continue to become more complex and require more resources.

Our ability to provide customers with competitive services is dependent on our ability to attract and retain qualified personnel, including our senior management team.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills necessary to serve our customers. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The loss of personnel could impair our ability to perform under certain contracts, which could have a material adverse effect on our consolidated financial position, results of operations, prospects and cash flows.

In addition, due to the Merger, uncertainty around future employment opportunities, facility locations, organizational and reporting structures, and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than expected due to difficulties encountered in the integration process it may adversely impact our ability to realize the anticipated benefits of the Merger.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

We will need to fund our ongoing working capital, capital expenditure and operating requirements through cash flows from operations and new sources of capital, including additional financing. Our ability to obtain future financing will depend on, among other things, our financial condition, results of operations and prospects, as well as on the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. There can be no assurance that we will have sufficient access to the capital markets on terms that we will we find acceptable.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, business combinations, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, inventory and equity-based compensation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

Our ability to pursue strategic acquisitions and partnerships may impact our ability to compete in the markets we serve.

Besides pursuing organic growth, we may explore potential strategic acquisitions that could allow us to expand our operations. However, we may be unable to identify attractive candidates or complete acquisitions on terms favorable to us. In addition, our ability to successfully integrate the operations we acquire and leverage these operations to generate revenue and earnings growth may significantly impact future revenue and earnings as well as investor returns. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage such integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure, thereby reducing our margins and return on investment.

We have also entered into, and expect to seek to enter into, additional strategic partnerships with other industry participants as part of an effort to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise do not prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.

Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, our ability to consummate or integrate acquisitions or to consummate or implement our strategic partnerships may be materially and adversely affected.

Risks Relating to our Common Stock and Capital Structure

No market for our common stock currently exists and an active trading market may not develop or be sustained and our stock price may fluctuate significantly once we do trade.

There is currently no public market for our common stock. We intend to apply to list our common stock on the Nasdaq Capital Market or the OTC Markets. However, an active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock after we commence trading;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Furthermore, our business profile and market capitalization may not fit the investment objectives of some Alliqua stockholders and, as a result, these Alliqua stockholders may sell their shares of our common stock after the Distribution. Substantial sales of our common stock may occur, which could cause our stock price to decline. Low trading volume for our stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness may limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our Board of Directors. Our Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 55% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of March 30, 2021, our principal stockholders, officers and directors beneficially owned approximately 55% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

Your percentage ownership in us may be substantially diluted in the future.

We are currently authorized to issue up to 3,000,000,000 shares of common stock. As of March 30, 2021, only 102,893,779 of shares of common stock are issued and outstanding. As such, and without a vote of our stockholders, your percentage ownership in us may be substantially diluted in the future because of equity awards that we expect to grant to our directors, officers and other employees. We expect to continue to approve grants of common share-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations, which might also result in substantial dilution to your percentage ownership.

We are an “emerging growth company” and a “smaller reporting company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, and are subject to lesser public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of  (i) the last day of the fiscal year in which we have total annual gross revenues of  $1.07 billion or more; (ii) the fifth anniversary of the Distribution; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. In addition, we are a “smaller reporting company” and accordingly are required to provide less public disclosure than larger public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will entail significant legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept low policy limits and coverage.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•	permit us to issue blank check preferred stock as more fully described under “Description of Our Capital Stock Anti-Takeover Effects of Various Provisions of Delaware Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws”;

•	require stockholders to follow certain advance notice and disclosure requirements in order to propose business or nominate directors at an annual or special meeting; and

•	limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of us, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See “Description of Our Capital Stock Anti-Takeover Effects of Various Provisions of Delaware Law and Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws” for more information.

Our Amended and Restated Bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (“DGCL”), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, or (iv) any action asserting a claim arising pursuant to any provision of the DGCL, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware). Specifically, the sole and exclusive forum for such legal actions shall be (i) first, the Court of Chancery of the State of Delaware, (ii) second, if the Court of Chancery of the State of Delaware lacks jurisdiction, the Superior Court of the State of Delaware, or (iii) third, if the Superior Court of the State of Delaware lacks jurisdiction, the United States District Court for the District of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws (including actions arising under the Exchange Act or the Securities Act), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

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

Part II

Item 5. Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

As of December 31, 2020, there were over 1,160 shareholders of record and 99,331,579 shares of common stock outstanding. No public market for our common stock currently exists. The value of our common stock is based on observable pricing on financing transactions and ranged from $0.04 to $0.08 during the fiscal year ended 2021.

Sales of Unregistered Securities during the Fiscal Year Ended December 31, 2020

From February 6, 2020 through March 20, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors and issued an aggregate of 15,500,000 shares of the Company’s common stock at a price per share equal to $0.04 for an aggregate purchase price of $620,000 (the “Private Placement”). Alere Financial, A Division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the Private Placement and received a total fee equal to 6% of the total gross proceeds and warrants to purchase the number of shares of common stock equal to 10% of the number of shares of common stock issued to the Investors, for such services rendered. Alere’s warrants are to be in a customary form reasonably acceptable to Alere, exercisable for 3 years at an exercise price equal to $0.04. Mr. Levy, the Company’s Chief Executive Officer and Chief Financial Officer, is affiliated with Alere but has waived any portion of such fee received by Alere to which he is entitled as an affiliate of Alere.

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC, a Delaware limited liability company (“Sports Defense”), from the members of Sport Defense for an aggregate of $375,000 which was paid by the Company through the issuance of an aggregate of 9,375,000 shares of the Company’s common stock, which equates to a per share purchase price of $0.04. Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the shares and Mr. Stein received 3,187,500 of the shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein’s partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the purchase price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

From July 30, 2020 through August 17, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors and issued an aggregate of 6,585,000 shares of the Company’s common stock at a price per share equal to $0.06 for an aggregate purchase price of $395,100.

From October 13, 2020 through December 24, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 4,437,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $355,000.

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

Issuer Repurchases of Securities during the Fiscal Year Ended December 31, 2020

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2020.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

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
Long-term operating lease liability
Total liabilities	(1,867)

Net liabilities assumed in Spin-Off on June 21, 2019	$(59)

Basis of Presentation

The balance sheet as of December 31, 2020 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019 were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

Results of Operations

Revenues, net.

For the year ended December 31, 2020 revenues were $674 thousand and decreased by $43 thousand when compared to $717 thousand for the year ended December 31, 2019. The decrease in our overall revenues was due to the impact of the Covid-19, however, sales have begun to return to higher levels during the initial part of 2021.

Gross profit (loss). Our gross loss was $291 thousand for the year ended December 31, 2020 compared to a gross profit of $137 thousand for the year ended December 31, 2019. The margin/loss recorded for the year ended December 31, 2020, as compared to a loss recorded for the year ended December 31, 2019, was primarily due to the higher volume of contract manufacturing sales and lower manufacturing labor costs. Gross loss was approximately (43%) for the year ended December 31, 2020 compared to a gross loss of (19%) for the year ended December 31, 2019.

The components of cost of revenues are as follows for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenues
Materials and finished products	$190	$130
Share-based compensation	1	1
Compensation and benefits	464	370
Depreciation and amortization	28	43
Equipment, production and other expenses	282	310
Total cost of revenues	$965	$854

Cost of revenues increased by $111 thousand to $965 thousand for the year ended December 31, 2020, as compared to $854 thousand for the year ended December 31, 2019. The increase in cost of revenues is primarily attributable to our fixed overhead and compensation and benefits costs as our facility is operating at approximately 10% capacity.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2020	2019
Selling, general and administrative expenses
Compensation and benefits	$462	$359
Share-based compensation	232	4
Depreciation and amortization	13	24
Other expenses and professional fees	1,262	1,400
Total selling, general and administrative expenses	$1,969	$1,787

Selling, general and administrative expenses increased by $182 thousand to $1.97 million for the year ended December 31, 2020, as compared to $1.79 million for the year ended December 31, 2019. The increase in selling, general and administrative expenses is primarily attributable to our costs for professional fees, executive compensation, share-based compensation and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits increased by $103 thousand to $462 thousand for the year ended December 31, 2020, as compared to $359 thousand for the year ended December 31, 2019. The number of employees increased compared to the prior period upon the spin-off as a stand-alone company.

Share-based compensation increased by $228 thousand to $232 thousand for the year ended December 31, 2020, as compared to $4 thousand for the year ended December 31, 2019. The increase in share-based compensation related to the issuance of 12,705,949 stock options and the issuance of restricted awards to our officers, employees and advisors.

Other Expenses and professional fees decreased by $138 thousand to $1.3 million for the year ended December 31, 2020 from $1.4 million for the year ended December 31, 2019. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction.

Liquidity and Capital Resources

As of December 31, 2020, we had $32 thousand of cash, compared to $261 thousand of cash at December 31, 2019. Net cash used in operating activities was $1.80 million and $1.81 million for the years ended December 31, 2020 and 2019, respectively.

Net cash used in investing activities during the years ended December 31, 2020 was $312 thousand. No cash was used in investing activities during the year ended December 31, 2019.

Net cash provided by financing activities for the year ended December 31, 2020 was $1,884,000 which is attributable to the issuance of common stock of $1,370,000 and proceeds of a notes payable of $414,000 and convertible notes payable of $100,000. For the year ended December 31, 2019 cash flows from financing activities were $2,045,000 which is composed of $730,000 from the issuance of common stock and $1,345,000 of advances from our former Parent.

At December 31, 2020, current assets totaled $362,000 and current liabilities totaled $1,332,000, as compared to current assets totaling $513,000 and current liabilities totaling $801,000 at December 31, 2019. As a result, we had working capital deficit of $970,000 at December 31, 2020, compared to a working capital deficit of $288,000 at December 31, 2019. The increase in the working capital deficit as of December 31, 2020 is primarily attributable to the decrease in accounts receivable offset by an increase in inventory, an increase from the current portion of PPP notes payable and additional convertible notes payable due in June 2021.

On March 11, 2021, the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,500,000 (the “Auctus Note”). The net proceeds received by the Company were $1,337,000 after deducting fees and expenses related to the transaction.

On March 4, 2021, the Company received a second PPP Loan in the amount of $127 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

From January 1, 2021 through March, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,562,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

From October 13, 2020 through December 24, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 4,437,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $355,000.

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

Proceeds from these offering are expected to be used for working capital, new product development and testing, and general business operations.

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

The Company is in the process of expanding its customer base to increase revenue in order to alleviate the current going concern. Management is exploring new product channel sales in consumer products, such as cosmetics, athletic products and proprietary medical devices. The Company has increased its focus on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

Moving forward, the Company we will be raising additional capital and focusing on increasing revenues for the business to stabilize and become profitable. The Company will maintain and attempt to grow the existing contract manufacturing business. The Company plans to continue building and developing its catalog of consumer products for sale to branding partners. Thirdly, we will use our in house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online market places.

We expect to continue incurring losses for the near-term future and may need to raise additional capital to support ongoing operations. Our ability to continue to operate as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve profitable operations. Management is evaluating various options to raise capital to funds the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to us. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred on December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on the 3 year contractual expiration date.

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

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS - TABLE OF CONTENTS

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NexGel, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NexGel, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 31, 2021

We have served as the Company’s auditor since 2019.

NEXGEL, INC

BALANCE SHEETS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
ASSETS:
Current Assets:
Cash	$32	$261
Accounts receivable, net	73	102
Inventory	233	113
Prepaid expenses and other current assets	25	37
Total current assets	363	513
Goodwill	311	-
Intangibles	47	-
Property and equipment, net	553	282
Operating lease - right of use asset	805	917
Other assets	178	178
Total assets	$2,257	$1,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$658	$510
Accrued expenses and other current liabilities	90	27
Deferred Revenue	38	-
Convertible notes payable	59	-
Note payable, current portion	10	-
Note payable - PPP	147	-
Warrant liability	123	56
Operating lease liability, current portion	207	207
Total current liabilities	1,332	800
Operating lease liability, net of current portion	598	710
Notes payable, net of current portion	256	-
Total liabilities	$2,186	$1,510

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 3,000,000,000 shares authorized; 99,331,579 and 57,505,208 shares issued and outstanding as of December 31, 2020 and 2019, respectively	99	57
Additional paid-in capital	2,474	561
Accumulated deficit	(2,502)	(238)
Total stockholders' equity	71	380
Total liabilities and stockholders' equity	$2,257	$1,890

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenues, net	$674	$717

Cost of revenues	965	854

Gross (loss)/profit	(291)	(137)

Operating expenses
Selling, general and administrative	1,969	1,787
Total operating expenses	1,969	1,787

Loss from operations	(2,260)	(1,924)

Other income (expense)
Change in fair value of warrant liability	(2)	1
Debt discount costs	(2)	-
Interest expense	(8)	-
Other income	8	-
Total other income (expense)	(4)	1
Net loss	$(2,264)	$(1,923)
Net loss per common share - basic	$(0.03)	$(0.14)
Net loss per common share - diluted	$(0.03)	$(0.14)
Weighted average shares used in computing net loss per common share - basic	78,895,052	13,570,585
Weighted average shares used in computing net loss per common share – diluted	78,895,052	13,570,585

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Parent’s Net	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Investment	Deficit	Equity
Balance, January 1, 2019	-	$-	$-	$281	$-	$281

Net loss	-	-	-	(1,685)	(238)	(1,923)

Transfers from parent	-	-	-	1,345	-	1,345

Reclassification of parent’s net investment in connection with spin-off, June 21, 2019	-	-	(59)	59	-	-

Common stock distributed in connection with spin-off, June 21, 2019	5,005,211	5	(5)	-	-	-

Issuance of common stock, net of issuance costs	52,499,997	52	621	-	-	673

Share-based compensation	-	-	4	-	-	4

Balance, December 31, 2019	57,505,208	$57	$561	$-	$(238)	380

Issuance of common stock, net of issuance costs	26,522,500	27	1,343	-	-	1,370

Issuance of common stock for acquisition	9,375,000	9	366			375

Restricted stock vesting	5,928,871	6	(6)	-	-	-
Warrants issued for equity raising costs	-		(65)	-	-	(65)
Beneficial conversion and warrant features of convertible debt	-	-	43	-	-	43
Share-based compensation	-	-	232	-	-	232
Net loss	-	-	--		(2,264)	(2,264)

Balance, December 31, 2020	99,331,579	$99	$2,474	$-	$(2,502)	$71

The accompanying notes are an integral part of these financial statements.

NEXGEL, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Operating Activities
Net loss	$(2,264)	$(1,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	67
Share-based compensation	232	4
Changes in fair value of warrant liability	2	(1)
Amortization of deferred financing costs	2	-
Changes in operating assets and liabilities:
Accounts receivable, net	29	(68)
Inventory	(99)	(12)
Prepaid expenses and other assets	10	189
Accounts payable	137	203
Accrued expenses and other liabilities	62	(273)
Deferred revenue	38	-
Net Cash Used in Operating Activities	(1,801)	(1,814)
Investing Activities
Purchase of equipment	(312)	-
Net Cash Used in Investing Activities	(312)	-
Financing Activities
Issuance of common stock, net of issuance costs	1370	730
Proceeds from notes payable	414	-
Proceeds from convertible notes	100	-
Net distributions from Former Parent	-	1,345
Net Cash Provided by Financing Activities	1,884	2,075
Net Increase (Decrease) in Cash	(229)	261
Cash – Beginning of period	261	-
Cash – End of period	$32	$261
Supplemental Disclosure of Cash Flows Information
Non-Cash Transactions:
Non-cash Investing and Financing Activities
Common Shares issued for acquisition	$375	$-
Inventory acquired from acquisition	$21	$-
Accounts payable assumed from acquisition	$13	$-
Intangible assets acquired from acquisition	$55	$-
Beneficial conversion feature	$43	$-
Warrants issued as equity issuance cost	$65	$150
Accrued construction in progress	$-	$56

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

Basis of Presentation

The balance sheet as of December 31, 2020 consists of the balances of NexGel as prepared on a stand-alone basis. The balance sheet as of December 31, 2019, and the statements of operations, stockholders’ equity, and cash flows were prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

2. Going Concern

As of December 31, 2020, the Company had a cash balance of $32 thousand. For the year ended December 31, 2020, the Company incurred a net loss of $2.26 million and had a net usage of cash in operating activities of $1.80 million. In addition, the Company had a working capital deficit of $0.97 million as of December 31, 2020.

From January 1, 2021 through March, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,562,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

On March 4, 2021, the Company received a second PPP Loan in the amount of $127 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

On March 11, 2021, the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,500,000 (the “Auctus Note”). The net proceeds received by the Company were $1,337,000 after deducting fees and expenses related to the transaction.

Proceeds from the offerings are expected to be used for working capital, new product development and testing, and general business operations.

The Company is in the process of expanding its customer base to increase revenue in order to alleviate the current going concern. Management is exploring new product channel sales in adjacent industries, such as cosmetics, athletic products and proprietary medical devices. The Company has increased focused on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

Moving forward, the Company we will be raising additional capital and focusing on increasing revenues for the business to stabilize and become profitable. The Company will maintain and attempt to grow the existing contract manufacturing business. The Company plans to continue building and developing its catalog of consumer products for sale to branding partners. The Company products have the ability to deliver a wide range of compounds. Thirdly, we will use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online market places.

The Company expects to continue incurring losses for the near-term future and may need to raise additional capital to support ongoing operations. The ability of the Company to continue to operate as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. Management is evaluating various options to raise capital to fund the Company’s working capital requirements through equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $1 thousand as of December 31, 2020 and $2 thousand as of December 31, 2019.

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

The balance is made up of raw materials, work-in-progress, and finished goods of $190 thousand, $22 thousand and $21 thousand on December 31, 2020, respectively, and was $113 thousand of raw material on December 31, 2019.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $16 thousand and $18 thousand of prepaid insurance, and $9 thousand and $17 thousand general prepaid expenses and other current assets in the years ended December 31, 2020 and 2019 respectively.

Other Assets

Other Assets is recorded at historical costs, and as of December 31, 2020, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred on December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

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

As of December 31, 2020 and 2019, the Company did not have any contract assets or contract liabilities from contracts with customers. As of December 31, 2020 and December 31, 2019, there were no remaining performance obligations that the Company had not satisfied.

Share-based compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initial reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan.

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

The Company adopted the new standard on leases on January 1, 2019. The Company currently recognizes an operating lease right-of-use asset and a corresponding lease liability on its condensed balance sheet. The Company also applies the following accounting policies related to this standard:

•	The Company does not recognize ROU assets and liabilities for leases with a term of 12 months or less; and
•	The Company does not separate lease and non-lease components in the Company’s lease contracts.

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

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Sports Defense’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Sports Defense acquisition:

Provisional Purchase Consideration at preliminary fair value:
Purchase price	$375
Amount of consideration	$375
Assets acquired and liabilities assumed at preliminary fair value
Inventories	21
Product/Technology related intangibles	31
Marketing related intangibles	8
Customer related intangibles	17
Accounts payable and accrued expenses	(13)
Other liabilities	-
Net tangible assets acquired	$64

Total net assets acquired	$64
Consideration paid	375
Preliminary goodwill	$311

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Sports Defense acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	For the Year Ended December 31,
	2020	2019
Revenues, net	$691	$760
Net loss allocable to common shareholders	$(2,254)	$(1,963)
Net loss per share	$(0.03)	$(0.09)
Weighted average number of shares outstanding	86,707,552	22,945,585

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2020 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2021	$207
2022	207
2023	207
2024	207
2025	207
Thereafter	18
Total undiscounted operating lease payments	$1,053
Less: Imputed interest	(248)
Present value of operating lease liability	$805
Weighted average remaining lease term	5.0 years
Weighted average discount rate	11.0%

Total operating lease expense for the year ended December 31, 2020 and 2019 was $207 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations. For the year ended December 31, 2019, the Company recorded lease expense under Accounting Standards Codification Topic 840, Leases, and recognized $207 thousand, which was recorded in cost of goods sold and selling, general and administrative expenses.

Supplemental cash flows information related to leases was as follows ($ in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$207

Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$805

6. Inventory

Inventory consists of the following ($ in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$190	$113
Work-in-progress	22	-
Finished goods	21	-
	233	113
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$233	$113

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

7. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2020	2019
Machinery and equipment	3 - 10	$2,894	$2,893
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	461	150
		3,632	3,320
Less: accumulated depreciation and amortization		(3,079)	(3,038)
Property and equipment, net		$553	$282

Depreciation expense for the year ended December 31, 2020 and 2019 was $42 thousand and $67 thousand, respectively.

8. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of December 31, 2020:

December 31, 2020
Product/Technology Related
Identifiable intangible assets, gross	$31
Accumulated amortization	(6)
Product/Technology Related identifiable intangible assets, net	25
Marketing Related
Customer related intangible asset, gross	17
Tradename related intangible asset, gross	7
Accumulated amortization	(2)
Marketing related identifiable intangible assets, net	22
Total Identifiable intangible assets, net	$47

In connection with the acquisitions of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.6 years and amortization expense amounted to $8 thousand for the year ended December 31, 2020.

As of December 31, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021	$14
2022	14
2023	8
2024	3
2025	2
Thereafter	6
Total	$47

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2020	2019
Salaries, benefits and incentive compensation	$43	$14
Professional fees	-	-
Other	47	14
Total accrued expenses and other current liabilities	$90	$28

10. Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 on the initial closing date, and an aggregate of up to $575 of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 14– Warrant Liability.

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

From October 13, 2020 through December 24, 2020, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 4,437,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $355,000. Proceeds from this offering are expected to be used for working capital, new product development and testing, and general business operations.

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. On May 26, 2020, the Company filed an amendment to the certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares of common stock to 3,000,000,000 shares of common stock. The reverse stock split has not been effected as of date of the filing of this Form 10-K. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

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

On February 17, 2020, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to the Company’s Chief Executive Officer and Chief Financial Officer, Adam Levy, with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vest on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020. In November 2020, the Company issued 5,928,871 shares to our Chief Executive Officer upon the vesting of the restricted stock awards (See Note 12).

At December 31, 2020, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	17,000,000
Warrants to purchase common stock	9,172,500

11. Net Loss Per Common Share

a.	Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the year ended December 31, 2019, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

b.	On June 21, 2019, the date of consummation of the Spin-Off, 5,005,211 shares of the Company’s Common Stock, par value $0.001 per share, was distributed to Adynxx shareholders of record as of April 22, 2019. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the year ended December 31, 2019 calculations, these shares are treated as issued and outstanding from January 1, 2019 for purposes of calculating historical basic and diluted earnings per share. The financial statements for 2019 were adjusted herein to reflect the subsequent consummation of the spinout and the inclusion of basic and diluted earnings per share, as described above, consistent with that of the year ended December 31, 2019.

12. Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initially reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock all of which may be delivered pursuant to incentive stock options., all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

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

On February 17, 2020, the Company granted certain equity awards to the members of the Company’s Board of Director with the following terms: each of Messrs. Stefansky and Stein received two annual awards of stock options equal to $40,000 of the Company’s common stock, granted under the Company 2019 Long-Term Incentive Plan (the “Incentive Plan”), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company’s common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company’s common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company’s common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company’s common stock as of October 10, 2020, which the Board determined to be $0.06 and equates to 666,667 shares underlying each of the second grants, with one-fourth of such option vesting on each of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason.

In May 2020 and July 2020, pursuant to the terms of the 2019 Plan, the Company awarded options to purchase an aggregate of 5,325,000 shares of common stock to two of its employees and one contractor. Pursuant to the terms of the option agreements, 325,000 of the options vested on the date of grant, and of the 5,000,000 options, 10% of such options vested on the date of grant, and the remaining of such options will vest upon meeting established criteria. The term of the options is ten years.

The following table contains information about the 2020 Plan as of December 31, 2020:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	17,000,000	13,705,949	3,294,051

The following table summarizes the Company’s incentive stock option activity and related information for the period ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at June 21, 2019	-	-	-
Granted	1,000,000	$0.053525	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	1,000,000	$0.053525	9.6

Granted	12,705,949	$0.0291	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	13,705,949	$0.027736	9.32
Exercisable at December 31, 2020	12,455,949	$0.024498	9.27

As of December 31, 2020, vested outstanding stock options had $681 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of December 31, 2020, there was approximately $72 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2020:

Volatility	136.81%- 171.47%
Risk-free interest rate	0.29% - 1.39%
Dividend yield	0.0%
Expected term	5.0 – 6.0 years

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

On March 8, 2021, the Company granted a restricted stock award of 1,383,333 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately.

	Number of Units	Weighted Average Grant Date Fair Value
Granted	7,311,904	$0.023
Exercised and converted to common shares	(5,928,571)	0.014
Forfeited	-	-
Outstanding at December 31, 2020	1,383,333	$0.060

Exercisable at December 31,2020	345,833	$0.060

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share). An additional issuance of 1,383,333 shares were granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($0.06 per share). As of December 31, 2020, there was approximately $63 thousand of total unrecognized share-based compensation related to restricted stock awards, which the Company expects to recognize over the next 9 months.

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $103 thousand has been recorded for the year ended December 31, 2020.

Warrants

The following table shows a summary of common stock warrants through December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	5,250,000	$0.014000	2.81

Granted	2,117,500	$0.050720	3.30
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	7,367,500	$0.050720	2.05
Exercisable at December 31, 2020	7,367,500	$0.050720	2.05

As of December 31, 2020, vested outstanding warrants had $408 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

13. Note Payable

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

14. Convertible Notes Payable

On December 24, 2020, the Company entered into two Securities Purchase Agreement, dated December 24, 2020 (the “Purchase Agreement”) pursuant to which the Company issued the following (i) $100,000 6% Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $0.08 and (ii) Common Stock purchase warrants to purchase up to 312,500 shares of common stock with an exercise price of $0.08. The notes are secured by all of the assets and equipment owned by the Company. The notes are due on or before June 24, 2021.

15. Warrant Liability

On December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019, the Company issued 255,000, 1,550,000, 1,250,000 and 4,000,000 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.014 to $0.080 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Issuance date(1) December 24, 2020	Issuance date(2) March 18, 2020	Issuance date(3) September 10, 2019	Issuance date(4) November 6, 2019
Exercise Price(1)(2)(3)(4)	$0.08	$0.04	$0.014	$0.014
Warrant Expiration Date (1)(2)(3)(4)	December 24, 2020	March 18, 2023	September 10, 2022	November 6, 2022
Stock Price (5)	$0.08	$0.04	$0.014	$0.014
Interest Rate (annual) (6)	0.17%	0.66%	1.61%	1.60%
Volatility (annual) (7)	172.54%	137.41%	139.84%	138.48%
Time to Maturity (Years)	3.0	3.0	3.0	3.0
Calculated fair value per share	0.0692188	$.0307299	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(8)		$—	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	Issuance date December 31, 2020	Issuance date December 31, 2020	Issuance Date December 31, 2020	Issuance date December 31, 2020
Exercise Price(1)(2)(3)(4)	$0.08	$0.04	$0.014	$0.014
Warrant Expiration Date (1)(2)(3)(4)	December 24, 2020	March 18, 2023	September 10, 2022	November 6, 2022
Stock Price (5)	$0.08	$0.04	$0.014	$0.014
Interest Rate (annual) (6)	0.17%	0.13%	0.13%	1.13%
Volatility (annual) (7)	172.38%	172.38%	172.38%	172.38%
Time to Maturity (Years)	2.98	2.21	1.85	1.69
Calculated fair value per share	0.0692188	$.0307299	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(8)		$—	$—	$—

Black-Scholes Assumptions	Year ending December 31, 2019	Year ending December 31, 2019
Exercise Price(1)(2)(3)(4)	$0.014	$0.014
Warrant Expiration Date (1)(2)(3)(4)	September 10, 2022	November 6, 2022
Stock Price (5)	$0.014	$0.014
Interest Rate (annual) (6)	1.62%	1.62%
Volatility (annual) (7)	137.47%	137.47%
Time to Maturity (Years)	2.70	2.85
Calculated fair value per share	$0.01045	$0.01064
Future Estimated Quarterly Dividend per share(8)	$—	$—

(1) Based on the terms provided in the warrant agreement related to the issuance of common stock of on December 24th, 2020

(2) Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 18th, 2020

(3) Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019

(4) Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019

(5) Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.

(6) Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.

(7) Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.

(8) Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of 9/10/2019	1,250,000	$0.01091	$14

Fair Value at initial measurement date of 11/6/2019	4,000,000	$0.01085	$43
Fair Value as of period ending 12/31/2019	5,250,000		$56
Fair Value at initial measurement dates of 2020	1,805,000	$0.03671	$65
Change in fair value of warrant liability			2
Fair Value as of period ending 12/31/2020	7,055,000		$123

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of December 31, 2020, none of the warrants have been exercised.

16. Related Party Transactions

Convertible Promissory Note

On December 24, 2020, the Company issued a Secured Convertible Promissory Notes in the amount of $100,000 to Mr. Stein, a member of the board of directors and an entity affiliated to Mr. Stein, N&F Trust 774 (See Note 14).

Sports Defense Acquisition

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC. , Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the shares and Mr. Stein received 3,187,500 of the shares (See Note 4).

Advances

Dr. Jerome Zeldis, a member of the Company Board, has an outstanding balance due of $30,000 for services as of December 31, 2020.

The Spin-off

While the Company was owned by Adynxx, the Company was included within the consolidation process of Adynxx. The Company’s operating losses of $612 million in the year ending December 31, 2019 were included within Adynxx’s financial results.

All significant intercompany transactions and related party transactions between the Company and Adynxx have been included in these financial statements, as these statements were prepared on a “carve-out basis” prior to the Spin-Off. For the year ended December 31, 2019, cash flows from our Adynxx was $1.35 million, all of which were cash advances. The total net effect of the settlement of these transactions detailed above is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as parent’s net investment of $1,345 as of December 31, 2019.

17. Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2020 and 2019, there was no income tax expense or benefit.

At December 31, 2020 and December 31, 2019, the Company had no recorded tax liabilities for uncertain tax positions. The Company has not yet filed any federal or state income tax returns for its stand-alone operations for years that are open for examination. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

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

The income tax (benefit) provision consists of the following:

For The Years Ended December 31
	2020	2019
Federal:
Current	$-	$-
Deferred	-	-
State and local:
Current	-	-
Deferred	-	-
Income tax provision	$-	$-

Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2020 and 2019, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2020	2019
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3%	5.3%
Permanent differences
Non-deductible expenses	(1.27)%	(0.7)%
State tax change	0.0%	0.0%
Change in valuation allowance	(25.03)%	(25.6)%
Income tax provision	0.0%	0.0%

For the years ended December 31, 2020 and 2019, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to losses for which no benefit is recognized.

As of December 31, 2020 and 2019, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$2,494	$2,110
Intangible Assets	-	-
Other	3	2
Total deferred tax assets	2,497	2,112
Valuation allowance	(2,382)	(2,072)
Deferred tax assets, net of valuation allowance	$115	$40
Deferred tax liabilities:
Property and equipment, net	(115)	(40)
Total deferred tax liabilities	(115)	(40)
Net deferred tax liabilities	$-	$-

The deferred tax assets associated with net operating losses included in the table above reflect proforma net operating losses as if the Company were a separate taxpayer during the periods presented. As of December 31, 2020 and 2019, reported approximately $10.0 million and $8.0 million of federal NOL carryovers, respectively, which begin to expire in 2029 and through 2036. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $10 million and $7.9 million, as of December 31, 2020 and 2019, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2020 and 2019 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2020 and 2019, the Company does not have any significant uncertain tax positions.

18. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

Revenues from three customers that exceeded 10% of total revenues for the year ended December 31, 2020 were 45%, 22%, and 11%. The accounts receivable from the top three customers were 57%, 0%, and 0% as well as 12% from one other customer of the total accounts receivable as of December 31, 2020.

Revenues from four customers that exceeded 10% of total revenues for the year ended December 31, 2019 were 38%, 17%, 13% and 10%. Accounts receivable from these same four customers were 0%, 13%, 0% and 34% as well as 43% from three other customers of the total accounts receivable as of December 31, 2019.

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

19. Subsequent Events

Auctus Financing

On March 11, 2021 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,500,000 (the “Auctus Note”). The net proceeds received by the Company were $1,337,000 (after deducting fees and expenses related to the transaction, including a payment to Alere (as defined and discussed below). The Company intends to use the net proceeds for working capital and general corporate purposes.

The Auctus Note has a maturity date of one year from the Issuance Date. The Auctus Note bears interest at a rate of 12% per annum, which is also payable on maturity, with the understanding that the first 12 months of interest (equal to $180,000) is guaranteed and deemed to be earned in full as of the Issuance Date. In the event the Company fails to pay any amount when due under the Auctus Note, the interest rate will increase to the greater of 16% or the maximum amount permitted by law. The Auctus Note may be prepaid during the first 180 calendar days from the Issuance Date subject to a 110% prepayment penalty on all principal and accrued but unpaid interest then outstanding. The Auctus Note may not be paid in whole or in part after 180 calendar days from the Issuance Date.

Auctus may convert any amount due under the Auctus Note at any time, and from time to time, into shares of the Company’s common stock at a conversion price of $0.10 per share; provided, however, that Auctus may not convert any portion of the Auctus Note that would cause it to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Auctus Note will be subject to adjustment from time to time for any subdivision or consolidation of shares and other standard dilutive events.

The Auctus Note contains a number of events of default, including but not limited to the following: (i) the Company’s failure to be quoted or listed (as applicable) on the OTCQB, OTCQX, any tier of the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE American within 120 days of the Issuance Date (the “Trading Date”) and (ii) the Company’s failure to file a registration statement covering the Auctus’ resale at prevailing market prices (and not fixed prices) of all of the common stock underlying the Auctus Note and the Auctus Warrants (as defined below) within 30 calendar days following the Issuance Date, (ii) cause the registration statement to become effective within 150 calendar days following the Issuance Date. An event of default is subject to a confession of judgement against the Company in the favor of Auctus. Additionally, the Auctus Note is secured by all of the assets of the Company pursuant to a security agreement that was entered into in connection with the issuance of the Auctus Note (the “Security Agreement”); provided, however, the Security Agreement will be automatically terminated as of the Trading Date assuming no event of default then exists.

In connection with the issuance of the Auctus Note, Auctus was also issued two five-year warrants as follows: the first warrant was to purchase up to an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share (the “First Auctus Warrant”) and the second warrant was to purchase up to an aggregate of 5,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share (the “Second Auctus Warrant”). The First Auctus Warrant and the Second Auctus Warrant are referred to herein as the “Auctus Warrants” and the shares of the Company’s common stock underlying the Auctus Warrants are referred to as the “Auctus Warrant Shares”.

Auctus may not exercise the Auctus Warrants with respect to any number of Auctus Warrant Shares that would cause it to beneficially own in excess of 4.99% of the Company’s common stock. The Auctus Warrants may be exercised for cash, or, if the “market price” of the Company’s common stock is greater than the Auctus Warrant’s exercise price, and there is not an effective registration statement covering the Auctus Warrant Shares, the Auctus Warrants may be exercised on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Auctus Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction.

Pursuant to the Auctus Purchase Agreement, the Company granted Auctus piggyback registration rights with respect to the shares underlying the Auctus Note and the Auctus Warrant. In addition, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not sell securities on more favorable terms than those provided to Auctus, without adjusting Auctus’ terms accordingly. Further, among other things, the Company agreed that, while any amount remains unpaid under the Auctus Note, it would not enter into any variable rate transactions.

Further and in connection with the issuance of the Auctus Note, the Company entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby it the Company agreed to (i) file with the Securities and Exchange Commission a registration statement covering resale by Auctus at prevailing market prices (and not fixed prices) of all of the common stock underlying the Auctus Note and the Auctus Warrants within 30 calendar days following the Issuance Date, (ii) cause the registration statement to become effective within 150 calendar days following the Issuance Date.

Alere Financial, A Division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the Auctus Note and received a total cash fee equal to $120,000 (or 8% of the principal amount of the Auctus Note). Mr. Levy, the Company’s Chief Executive Officer and Chief Financial Officer, is affiliated with Alere but has waived any portion of such fee received by Alere to which he is entitled as an affiliate of Alere.

Private Placement

From January 1, 2021 through March, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,562,500 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

Equity Grants

On March 8, 2021, the Company granted a restricted stock award of 1,383,333 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021. This equity award fully vested as of the date of grant.

On March 8, 2021, the Company granted Dr. Jerome Zeldis, a member of the Company Board, an option to purchase up to 666,667 shares of the Company’s common stock at a per share exercise price of $0.06 under the Company’s 2019 Long-Term Incentive Plan. This option award fully vested as of the date of grant.

Board of Director Appointment

On March 8, 2021, the Company appointed Steven Glassman to the Board of Directors to serve for a term expiring at the next annual meeting of stockholders or until his successor is duly elected and qualified. On March 8, 2021 and in consideration for his appointment to the board of directors, the Company granted Mr. Glassman an option to purchase up to 500,000 shares of common stock at a per share exercise price of $0.08 under the Company’s 2019 Long-Term Incentive Plan. This option award fully vested as of the date of grant.

Paycheck Protection Program – Phase II

On March 4, 2021, the Company received a second PPP Loan in the amount of $127 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

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

Disclosure Controls and Procedures

As of December 31, 2020, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of December 31, 2020.

Change in Internal Control over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III.

Item 10. Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2020. Our directors are typically appointed by the other members of the Board of Directors and serve until their resignation or replacement. Executive officers are appointed by our Board of Directors and their term of office is at the discretion of our board.

Name	Age	Position
Executive Officers
Adam Levy	58	Chief Executive Officer, President and Chief Financial Officer

Directors
David Stefansky	49	Director
Nachum Stein	72	Director
Dr. Jerome B. Zeldis, M.D., Ph.D.	71	Director

Executive Officers

Adam Levy, Chief Executive Officer, President and Chief Financial Officer

Mr. Levy, 58, have served as our Chief Executive Officer and President since September 10, 2019 and our Chief Financial Officer since December 31, 2019.  Mr. Levy is an investment banker with Cova Capital and has been a capital markets specialist for the past six years. Prior to that, he was the president and CEO of Warlock Records Inc. and its related companies from its inception in 1985. While at Warlock, he led the successful turn-around of several financially distressed music companies as part of a roll up strategy. He has expertise in consumer products, marketing, television/radio advertising and direct to consumer sales.

Board of Directors

David Stefansky, Director

Mr. Stefansky, 49, has served on our Board of Directors since September 10, 2019. Mr. Stefansky is a principal at Bezalel Partners, a private company engaged in principal investments and advisory services for early stage companies. He previously served in senior roles at investment banks and in executive and corporate director roles for private and publicly traded emerging growth companies in various sectors.

Nachum Stein, Director

Mr. Stein, 72, has served on our Board of Directors since September 10, 2019. Mr. Stein is managing partner of HSI Partnership, an industrial and real estate investment family partnership. Mr. Stein previously served as Co-Chairman of the Board of Directors of Coleman Cable Co., a publicly traded company until its sale in 2014 for more than $700 million. In 1987, he founded American European Group, a private insurance holding company (“AEG”). Mr. Stein is Chairman and Chief Executive Officer of AEG. Mr. Stein and his family currently own a majority of AEG. Mr. Stein is a former Chairman of the Board of Directors of Beth Jacob of Boro Park, the largest Jewish Community School for girls in the United States, and also a former member of the Board of Directors of Machon Bais Yakov Hilda Birn High School, and a member of the Board of Trustees of Agudath Israel of America as well as active in various community philanthropies, and committees of Jewish institutions of higher studies.

Dr. Jerome B. Zeldis, M.D., Ph.D., Director

Dr. Zeldis, 71, has served on our Board of Directors since April 1, 2020. Since April 2020, Dr. Zeldis has been serving as the executive chairman ViralClear Pharmaceuticals, Inc., a partially owned subsidiary of BioSig Technologies, Inc. (NASDAQ: BSGM), a company for which Dr. Zeldis has also been a member of the Board of Directors since May 2019. From 2016 to March 2019, Dr. Zeldis served as Chief Medical Officer and President of Clinical Research, Medical Affairs Drug Safety, Quality, and Regulatory at Sorrento Therapeutics, Inc. From 2014 until 2016, Dr. Zeldis served as chief executive officer of Celgene Global Health and chief medical officer of Celgene Corporation. Since June 2011, Dr. Zeldis has been a director of Soligenix, Inc. and PTC Therapeutics, Inc. He attended Brown University for an AB, MS, followed by Yale University for an MPhil, MD, and PhD in Molecular Biophysics and Biochemistry. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey.

Family Relationships

There are no family relationships among any of NexGel’s directors or executive officers.

Our Board of Directors and Director Independence

Based upon information requested from and provided by Mr. Levy concerning his background, employment and affiliations, including family relationships, we have determined that neither Mr. Stefansky nor Mr. Stein is not “independent” as that term is defined under the rules of Nasdaq Listing Rule 5605 or under the rules promulgated the SEC but that Mr. Zeldis in “independent” pursuant to such definitions. We do intend to appoint one or more independent directors in the near future.

Audit Committee

We are appointing an audit committee in early 2021, and until such occurrence, our Board of Directors will perform the principal functions of an audit committee. In addition, we will not have an audit committee financial expert on our Board of Directors. We believe that we do not need an audit committee financial expert because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an audit committee outweighs the benefits of having an audit committee financial expert at this time.

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

Item 11. Executive Compensation

Summary

The following table summarizes all compensation received by our named executive officer from the date of the Spin-Off until December 31, 2020:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Levy (2)	2020	143,077	-	83,000	-	-	-	-	226,077
Adam Levy (1)	2019	40,000	-	-	-	-	-	-	40,000

Joseph Williams	2020	-	-	-	-	-	-	-	-
Joseph Williams (3)	2019	60,000	-	-	-	-	-	-	60,000

(1)	Mr. Levy was appointed as our Chief Executive Officer and President on September 10, 2019 and our Chief Financial Officer on December 31, 2019. My. Levy does not currently have an employment agreement with the Company. On February 17, 2020 and subsequent to the date of the above table, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to Mr. Levy with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vest on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

(2)	On March 8, 2021, the Company granted a restricted stock award of 1,383,333 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately.

(3)	Mr. Williams was the Company’s former Interim Chief Financial Officer until December 31, 2019 when he was replaced by Mr. Levy.

NexGel Employee Equity Plan

2019 Long-Term Incentive Plan

On March 8, 2019, our stockholders approved the 2019 Long-Term Incentive Plan (the “2019 Plan”), which was adopted by our board of directors on March 8, 2019. The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We initially reserved a total of 2,000,000 shares of our common stock for awards under the 2019 Plan. Effective as of May 26, 2020, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock all of which may be delivered pursuant to incentive stock options. The maximum number of shares of common stock that may be delivered pursuant to incentive stock options under the 2019 Plan is 17,000,000 shares and the maximum number of shares of common stock with respect to which stock options or stock appreciation rights may be granted to an executive officer during any calendar year is 115,000 shares of common stock.

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

Employment Agreements

We do not expect to enter into employment agreements with our executive officers.

Director Compensation

As of December 31, 2020, Messrs. Stefansky, Stein and Zeldis are the only members of our board of directors..

Name	Fees earned or paid in cash	Stock Award	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
David Stefansky	$—	$—	$38,424	$—	$—	$—	$38,424
Nachum Stein	$—	$—	$38,424	$—	$—	$—	$38,424
Dr. Jerome Zeldis	$—	$—	$19,212	$—	$—	$—	$19,212

(1) On February 17, 2020 and subsequent to the date of the above table, the Company granted certain equity awards to each of Messrs. Stefansky and Stein with the following terms: two annual awards of stock options equal to $40,000 of the Company’s common stock, granted under the Company 2019 Long-Term Incentive Plan (the “Incentive Plan”), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company’s common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company’s common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company’s common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company’s common stock as of October 10, 2020 which the Board determined to be $0.06 and equates to 666,667 shares underlying each of the second grant, with one-fourth of such option vesting on each of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason.

Equity Compensation

For fiscal 2021, we expect that each non-employee director will receive an annual equity grant equal to $40 thousand of shares of common stock as of the grant date, which will vest annually in equal amounts for serving on our board of directors. These equity awards will be reviewed annually by our Compensation Committee and are subject to change following such review.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about beneficial ownership of our common stock as of March 30, 2021, (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the common stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
Aquamen Partners LLC (3)	7,142,857		6.9%
Esther Friedman (4)	6,250,000		6.1%
Directors and officers
Steven Glassman	4,160,714	(5)	4.0%
David Stefansky (6)	9,440,475	(7)	8.9%
Nachum Stein	19,039,266	(8)	17.9%
Dr. Jerome Zeldis	3,443,943	(9)	3.3%
Adam Levy	10,348,927	(10)	9.9%
(All Directors and officers as a group 3 persons)	46,433,325	(11)	41.9%

(1)	Except as indicated, the address of the person named in the table is c/o NexGel, Inc., 2150 Cabot Boulevard West, Suite B, Langhorne, PA 19667.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 30, 2021, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the common stock held by them. Applicable percentage ownership is based on 102,893,779 shares of the common stock outstanding as of March 30, 2021. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Joseph Steven has sole voting and dispositive power over the securities held by Aquamen Partners. Mr. Levy, the Company’s Chief Executive Officer, holds a twenty percent equity interest in Aquamen Partners but does not have voting or dispositive control and disclaims beneficial ownership of these securities. The address for the Aquamen Partners is 321 W. 29th Street, Apt C, New York, NY 10001.
(4)	Ms. Friedman is the spouse of David Stefansky, a member of the Company’s Board. Ms. Friedman disclaims beneficial ownership of all shares held by Mr. Stefansky and/or his related entities.
(5)	Consists of (i) 3,660,714 shares of common stock and (ii) options to purchase 500,000 shares of common stock which are currently exercisable.
(6)	Mr. Stefansky is the spouse of Esther Friedman, who owns 6,250,000 shares of the Company’s common stock and is listed in the table as a 5% stockholder. Ms. Stefansky disclaims beneficial ownership of all shares held by Ms. Friedman.
(7)	Consists of (i) 6,250,000 shares of common stock held through Bezalel Partners LLC, which is solely owned and managed by Mr. Stefansky and (ii) options to purchase 3,190,475 shares of common stock that are either exercisable or will become exercisable within 60 days of March 30, 2021.
(8)	Consists of (i) 15,692,501 shares of common stock and (ii) options or warrants to purchase 3,346,725 shares of common stock that are either exercisable or will become exercisable within 60 days of March 30, 2021.
(9)	Consists of (i) 2,527,276 shares of common stock and (ii) options to purchase 916,667 shares of common stock which are currently exercisable.
(10)	Consists of (i) 8,965,594 shares of common stock and (ii) 1,383,333 shares of common stock of a restricted stock award that have vested but have not been issued as of March 30, 2021.
(11)	Consists of (i) 37,096,125 shares of common stock and (ii) options or warrants to purchase 9,337,200 shares of common stock that are either exercisable or will become exercisable within 60 days of March 30, 2021.

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

Authorized Capital Stock

As of December 31, 2020, our authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of  “blank check” preferred stock, par value $0.001 per share.

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. On May 26, 2020, the Company filed an amendment to the certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares of common stock to 3,000,000,000 shares of common stock. The reverse stock split has not been effected as of date of the filing of this Form 10-K. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

Shares Outstanding

As of December 31, 2020, 99,331,579 shares of our common stock were issued and outstanding and no shares of our preferred stock were issued or outstanding.

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

Stock Exchange Listing

No public market for our common stock currently exists.

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

Sale of Restricted Securities

The shares of our common stock distributed to Adynxx stockholders will be freely transferable, except for shares received by individuals who are our affiliates. Individuals who may be considered our affiliates after the Spin-Off include individuals who control, are controlled by or are under common control with us, as those terms generally are interpreted for federal securities law purposes. These individuals may include some or all of our directors and executive officers. Individuals who are our affiliates will be permitted to sell their shares of our common stock only pursuant to an effective registration statement under the Securities Act, or an exemption from the registration requirements of the Securities Act, such as those afforded by Section 4(a)(1) of the Securities Act or Rule 144 thereunder.

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

Item 14. Independent Registered Public Accounting Firm Fees and Services

Independent Registered Public Accounting Firm’ Fees

The following is a summary of the fees billed to the company for professional services rendered from the Spin-Off to December 31, 2020. $51,547 and $123,500 in fees are reflected for the year ended December 31, 2020 and 2019:

	2020	2019
Audit Fees%	$51,547	$123,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$51,547	$123,500

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

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statement of Stockholders’ Equity (Deficit) for the two years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

2.1	Form of Asset Contribution and Separation Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.3 to Form S-1, filed with the SEC on January 9, 2019).
2.2	Form of Tax Matters Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.4 to Form S-1, filed with the SEC on January 9, 2019).
2.3	Form of Bill of Sale and Assignment and Assumption Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
2.4	Amendment No. 2, dated April 19, 2019, to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.6 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
10.1	Assignment and Amended and Restated Lease, dated as of January 25, 2002, by and between 2150 Cabot LLC, Embryo Development Corporation and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form S-1, filed with the SEC on January 9, 2019).
10.2	Amendment to Lease, dated as of February 23, 2007, by and between 2150 Cabot LLC and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.2 to Form S-1, filed with the SEC on January 9, 2019).
10.3	Third Amendment to Lease, dated as of February 27, 2009, by and between Exeter 2150 Cabot, L.P and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form S-1, filed with the SEC on January 9, 2019).
10.4	Assignment and Assumption of Lease Agreement, dated as of February 27, 2009, by and among Exeter 2150 Cabot, L.P, Hydrogel Design Systems, Inc. and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1, filed with the SEC on January 9, 2019).

10.5	Fourth Amendment to Lease, dated as of July 24, 2013, by and between Exeter 2150 Cabot, L.P and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1, filed with the SEC on January 9, 2019).
10.6	Form of Stock Purchase Agreement between NexGel, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2020)
10.7	Membership Interest Purchase Agreement dated May 29, 2020 by and among NexGel, Inc. and the members of Sports Defense LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
10.8	Form of 2019 Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)
10.9	Form of Incentive Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)
10.10	Form of Nonqualified Stock Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)
10.11	Form of Restricted Stock Award Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)
21.1	Subsidiaries of Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Labels Linkbase Document

101 PRE*	XBRL Taxonomy Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexGel, Inc.

Date: March 31, 2021	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	March 31, 2021	Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)
Adam Levey		(Principal Executive Officer)

/s/ David Stefansky	March 31, 2021	Executive Chairman
David Stefansky

/s/ Nachum Stein	March 31, 2021	Director
Nachum Stein

/s/ Jerome B. Zeldis	March 31, 2021	Director
Jerome B. Zeldis

/s/ Steven Glassman	March 31, 2021	Director
Steven Glassman