Form 10-Q
period 2021-03-31
NEXGEL, INC.
filed 2021-05-17
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 17, 2021, the registrant had 102,893,779 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS:
Current Assets:
Cash	$1,070	$32
Accounts receivable, net	96	73
Inventory	252	233
Prepaid expenses and other current assets	32	25
Total current assets	1,450	363
Goodwill	311	311
Intangibles	44	47
Property and equipment, net	796	553
Operating lease - right of use asset	775	805
Other assets	50	178
Total assets	$3,426	$2,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$644	$658
Accrued expenses and other current liabilities	89	90
Deferred Revenue	38	38
Convertible notes payable	92	59
Current portion of debt	10	10
Note payable – PPP	275	147
Warrant liability	247	123
Operating lease liability, current portion	207	207
Total current liabilities	1,602	1,332
Long-Term Liabilities:
Notes payable	256	256
Lease liability, long term	568	598
Total long-term liabilities	824	854
Total liabilities	2,426	2,186

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 3,000,000,000 shares authorized; 102,893,779 and 99,331,279 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	103	99
Additional paid-in capital	4,103	2,474
Accumulated deficit	(3,206)	(2,502)
Total stockholders' equity	1,000	71
Total liabilities and stockholders' equity	$3,426	$2,257

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Revenues, net	$267	$240

Cost of revenues	309	173

Gross (loss)/profit	(42)	67

Operating expenses
Selling, general and administrative	478	576
Total operating expenses	478	576

Loss from operations	(520)	(509)

Other income (expense)
Interest expense	(148)	(1)
Loss on debt extinguishment	(25)	-
Debt discount costs	(17)	-
Changes in fair value of warrant liability	6	2
Total other income (expense)	(184)	1
Loss before income taxes	(704)	(508)
Income tax expense	-	-
Net loss	$(704)	$(508)
Net loss per common share - basic	$(0.01)	$(0.01)
Net loss per common share - diluted	$(0.01)	$(0.01)
Weighted average shares used in computing net loss per common share - basic	100,555,284	64,524,652
Weighted average shares used in computing net loss per common share – diluted	100,555,284	64,524,652

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2021	99,331,279	$99	$2,474	$(2,502)	$71

Stock-based compensation	-	-	69		69

Restricted stock vesting	-	-	21	-	21

Issuances of common stock, net of issuance costs	3,563,000	4	281	-	285

Warrants issued for debt issuance	-	-	(18)	-	(18)

Beneficial conversion and warrant features of convertible debt	-	-	1,276	-	1,276

Net loss	-	-	-	(704)	(704)

Balance, March 31, 2021	102,894,279	$103	$4,103	$(3,206)	$1,000

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$(238)	$380

Stock compensation	-	-	64	-	64

Issuance of common stock	15,500,000	16	604	-	620

Net loss	-	-	-	(508)	(508)

Balance, March 31, 2020	73,005,208	$73	$1,229	$(746)	$556

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(704)	$(508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	10
Share-based compensation	90	64
Changes in fair value of warrant liability	(6)	(2)
Amortization of deferred financing costs	108	-
Loss on extinguishment of debt	25	-
Beneficial conversion feature in excess of face value	51	-

Changes in operating assets and liabilities:
Accounts receivable	(23)	(108)
Inventory	(19)	(11)
Prepaid expenses and other assets	121	(25)
Accounts payable	(14)	(123)
Accrued expenses and other liabilities	(1)	43
Net Cash Used in Operating Activities	(345)	(660)

Investing Activities
Capital expenditures	(267)	(1)
Net Cash Used in Investing Activities	(267)	(1)

Financing Activities
Issuance of common stock, net of issuance costs	285	620
Proceeds from notes payable	15	-
Principle payment of notes payable	(15)	-
Proceeds from notes payable (PPP)	128	-
Proceeds from convertible notes	1,337	-
Principal payment on convertible notes	(100)
Net Cash Provided by Financing Activities	1,650	620
Net Increase in Cash	1,038	(41)
Cash – Beginning of period	32	261
Cash – End of period	$1,070	$220
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	-	-
Taxes	-	-

Supplemental Non-cash Investing and Financing activities
Fair value of beneficial conversion and warrant features of Convertible Notes Payable	$1,276	-
Original issue discounts recognized on Convertible Notes Payable	$343	-
Warrants issued for debt and equity financing costs	$130

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

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, NexGel assumed the following net assets and liabilities from Parent as of June 21, 2019 ($ in thousands):

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

Basis of Presentation

The balance sheet as of March 31, 2021 and December 31, 2020 and the statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2021 consists of the balances of NexGel as prepared on a stand-alone basis. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of March 31, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021 and results of operations and cash flows for the three months ended March 31, 2021 and 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s Form 10-K filed with SEC on March 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $3 thousand as of March 31, 2021 and $1 thousand as of December 31, 2020.

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

The balance is made up of raw materials of $197 thousand and $190 thousand, work-in-progress of $34 thousand and $22 thousand, and finished goods of $21 thousand and $21 thousand on March 31, 2021 and December 31, 2020, respectively.

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets is compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $18 thousand and $16 thousand of prepaid insurance, and $14 thousand and $9 thousand general prepaid expenses and other current assets in the period ended March 31, 2021 and December 31, 2020, respectively.

Other Assets

Other Assets is recorded at historical costs, and as of March 31, 2021 and December 31, 2020, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred on March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

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

As of March 31, 2021, the Company did not have any contract assets or contract liabilities from contracts with customers. As of March 31, 2021, there were no remaining performance obligations that the Company had not satisfied.

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

Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock and from 17,000,000 shares of common stock to 20,000,000 shares of common stock, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

As of March 31, 2021, the Company had a cash balance of $1.07 million. For the three months ended March 31, 2021, the Company incurred a net loss of $704,000 and had a net usage of cash in operating activities of $345,000. In addition, the Company had a working capital deficit of $152,000 as of March 31, 2021.

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

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the three months ended March 31, 2021 and 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

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

	For the Year Ended December 31,
	2021	2020
Revenues, net	$267	$254
Net loss allocable to common shareholders	$(655)	$(500)
Net loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	101,555,284	66,836,296

5.	Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2021 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2021 (remainder of year)	$155
2022	207
2023	207
2024	207
2025	207
Thereafter	18
Total undiscounted operating lease payments	$1,001
Less: Imputed interest	(226)
Present value of operating lease liability	$775
Weighted average remaining lease term	4.7 years
Weighted average discount rate	11.0%

Total operating lease expense for the three months ended March 31, 2021 and 2020 was $52 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations under Accounting Standards Codification Topic 840, Leases.

Supplemental cash flows information related to leases was as follows ($ in thousands):

March 31
2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$52

6.	Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$197	$190
Work-in-progress	34	22
Finished goods	21	21
	252	233
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$252	$233

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

7.	Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2021	2020
Machinery and equipment	3 - 10	$940	$2,894
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	-	461
		1,217	3,632
Less: accumulated depreciation and amortization		(421)	(3,079)
Property and equipment, net		$796	$553

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $24 thousand and $10 thousand, respectively.

8.	Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(8)	(6)
Product/Technology Related identifiable intangible assets, net	23	25
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(3)	(2)
Marketing related identifiable intangible assets, net	21	22
Total Identifiable intangible assets, net	$44	$47

In connection with the acquisitions of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.7 years and amortization expense amounted to $3 thousand for the three months ended March 31, 2021.

As of March 31, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder of year)	$11
2022	14
2023	8
2024	3
2025	2
Thereafter	6
Total	$44

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2021	2020
Salaries, benefits and incentive compensation	$57	$43
Other	32	47
Total accrued expenses and other current liabilities	$89	$90

10.	Common Stock

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 on the initial closing date, and an aggregate of up to $575 of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand. For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations. Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 15– Warrant Liability.

Share issuances

From January 1, 2021 through March 31, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,563,000 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

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

As of March 31, 2021, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	17,000,000
Warrants to purchase common stock	19,827,500

On February 10, 2020, a majority of our stockholder through a written consent approved the following: an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. . On May 26, 2020, the Company filed an amendment to the certificate of incorporation to increase the number of the Company’s authorized shares of common stock from 100,000,000 shares of common stock to 3,000,000,000 shares of common stock. The reverse stock split has not been effected as of date of the filing of this Form 10-Q. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

11.	Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

Revenues from three customers that exceeded 10% of total revenues for the period ended March 31, 2021 were 28%, 24%, and 16%. The accounts receivable from the top three customers were 13%, 0%, and 44% as well as 25% from one other customer of the total accounts receivable as of March 31, 2021.

Revenues from two customers that exceeded 10% of total revenues for the period ended March 31, 2020 were 53% and 32%. The accounts receivable from the top three customers were 57%, 0%, and 0% as well as 12% from one other customer of the total accounts receivable as of December 31, 2020.

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

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initially reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock and from 17,000,000 shares of common stock to 20,000,000 shares of common stock, all of which may be delivered pursuant to incentive stock options., all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

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

On January 15, 2021, the Company awarded a contractor options to purchase an aggregate of 500,000 shares of the Company’s common stock at a per share exercise price of $0.06 under the Company’s 2019 Long-Term Incentive Plan. This option award fully vested 20% as of the date of grant and the remaining 80% in November 2022..

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

The following table contains information about the 2019 Plan as of March 31, 2021:

	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2019 Plan	17,000,000	14,705,949	2,294,051

The following table summarizes the Company’s incentive stock option activity and related information for the period ended December 31, 2020 and for the period ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2020	1,000,000	$0.053525	9.6
Granted	12,705,949	$0.0291	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	13,705,949	$0.027736	9.32

Granted	1,666,667	$0.08	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at March 31, 2021	15,372,616	$0.034889	9.16
Exercisable at March 31, 2021	9,105,949	$0.025441	9.00

As of March 31, 2021, vested outstanding stock options had $988 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of March 31, 2021, there was approximately $78 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for three months ended March 31, 2021:

Volatility	171.12%- 172.19%
Risk-free interest rate	0.46% - 0.86%
Dividend yield	0.0%
Expected term	5.0 – 5.25 years

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

Restrictive stock awards

On February 17, 2020, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to the Company’s Chief Executive Officer and Interim Chief Financial Officer, Adam Levy, with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vested on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

On March 8, 2021, the Company granted a restricted stock award of 1,383,333 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately.

	Number of Units	Weighted Average Grant Date Fair Value
Granted	7,311,904	$0.023
Exercised and converted to common shares	(5,928,571)	0.014
Forfeited	-	-
Outstanding at December 31, 2020	1,383,333	$0.060
Granted	-	-
Exercised and converted to common shares	-	-
Forfeited	-	-
Outstanding at March 31, 2021	1,383,333	$0.060
Exercisable at March 31,2021	691,666	$0.060

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share). An additional issuance of 1,383,333 shares were granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($0.06 per share). As of March 31, 2021, there was approximately $42 thousand of total unrecognized share-based compensation related to restricted stock awards, which the Company expects to recognize over the next 6 months.

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $21 thousand and $27 thousand has been recorded for the three months ended March 31, 2021 and 2020, respectively.

Warrants

The following table shows a summary of common stock warrants through March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	5,250,000	$0.014000	2.81

Granted	2,117,500	$0.050720	5.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	7,367,500	$0.050720	2.54
Granted	12,460,000	$0.135188	4.77
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at March 31, 2021	19,827,500	$0.094078	3.52
Exercisable at March 31, 2021	19,827,500	$0.094078	3.52

As of March 31, 2021, vested outstanding warrants had $408 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

13.	Note Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP Loan for qualifying expenses and plans to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot completely assure at this time that such forgiveness of the PPP Loan will occur. The balance of the PPP loan as of March 31, 2021 and December 31, 2020 amounts to $274,700 and $147,300, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. The balance of the EIDL Loan as of March 31, 2021 and December 31, 2020 amounts to $268,721 and $266,279, respectively.

14.	Convertible Notes Payable

On December 24, 2020, the Company entered into two Securities Purchase Agreement, dated December 24, 2020 (the “Purchase Agreement”) pursuant to which the Company issued the following (i) $100,000 6% Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $0.08 and (ii) Common Stock purchase warrants to purchase up to 312,500 shares of common stock with an exercise price of $0.08. The notes are secured by all of the assets and equipment owned by the Company. The notes were due on or before June 24, 2021 and fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

On January 19, 2021, the Company entered into a Securities Purchase Agreement, (the “2021 Purchase Agreement”) pursuant to which the Company issued the following (i) $15,000 Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $0.03. The notes were due on or before March 19, 2021 and fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

Auctus Fund Financing

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

Alere Financial, A Division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the Auctus Note and received a total cash fee equal to $120,000 (or 8% of the principal amount of the Auctus Note). Additionally, Alere received warrants to purchase 654,545 and 545,455 shares of common stock at an exercise price equal to $0.125 and $0.15, respectively, for such services rendered. Alere’s warrants are in a customary form reasonably acceptable to Alere and exercisable for 3 years. Mr. Levy, the Company’s Chief Executive Officer and Chief Financial Officer, is affiliated with Alere but has waived any portion of such fee received by Alere to which he is entitled as an affiliate of Alere.

As of March 31, 2021, the note outstanding was $92,055, which consisted of unamortized balance of $1,159,889 of a beneficial conversion and warrant features, unamortized original issue discount of $172,824, unamortized debt issuance costs of $255,232 and interest of $6,803 included in accrued expenses on the accompanying consolidated balance sheet.

15.	Warrant Liability

On March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019, the Company issued 1,200,000, 260,000, 255,000, 1,550,000, 1,250,000 and 4,000,000 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.014 to $0.15 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

Black-Scholes Assumptions	Issuance date(1) March 11, 2021	Issuance date(2) February 3, 2021	Issuance date(3) December 24, 2020	Issuance date(4) March 18, 2020	Issuance date(5) September 10, 2019	Issuance date(6) November 6, 2019
Exercise Price(1)(2)	$0.125 – 0.15	$0.08	$0.08	$0.04	$0.014	$0.014
Warrant Expiration Date (1)(2)	March 11, 2026	February 3, 2024	December 24, 2020	March 18, 2023	September 10, 2022	November 6, 2022
Stock Price (3)	$0.10	$0.08	$0.08	$0.04	$0.014	$0.014
Interest Rate (annual) (4)	0.17%	0.18%	0.17%	0.66%	1.61%	1.60%
Volatility (annual) (5)	172.54%	171.71%	172.54%	137.41%	139.84%	138.48%
Time to Maturity (Years)	5.0	3.0	3.0	3.0	3.0	3.0
Calculated fair value per share	0.93 - .0094	0.690703	0.0692188	$.0307299	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(6)				$—	$—	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

Black-Scholes Assumptions	March 31, 2021	March 31, 2021	March 31, 2021	March 31, 2021	March 31, 2021
Exercise Price	$0.08 – 0.15	$0.08	$0.04	$0.014	$0.014
Warrant Expiration Date	February 3, 20201 and March 11, 2021	December 24, 2020	March 18, 2023	September 10, 2022	November 6, 2022
Stock Price (7)	$0.10	$0.08	$0.04	$0.014	$0.014
Interest Rate (annual) (8)	0.17%	0.17%	0.17%	0.17%	1.17%
Volatility (annual) (9)	170.53%	170.53%	170.53%	170.53%	170.53%
Time to Maturity (Years)	2.85-4.95	2.73	1.96	1.60	1.45
Calculated fair value per share	0.0936578 – 0.0930702	0.0692188	$.0307299	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(10)	—	—		$—	$—

Black-Scholes Assumptions	December 31, 2020	December 31, 2020	December 31, 2020	December 31, 2020
Exercise Price	$0.08	$0.04	$0.014	$0.014
Warrant Expiration Date	December 24, 2020	March 18, 2023	September 10, 2022	November 6, 2022
Stock Price	$0.08	$0.04	$0.014	$0.014
Interest Rate (annual) (7)	0.17%	0.13%	0.13%	1.13%
Volatility (annual) (8)	172.38%	172.38%	172.38%	172.38%
Time to Maturity (Years)	2.98	2.21	1.85	1.69
Calculated fair value per share	0.0692188	$.0307299	$0.01091	$0.1095
Future Estimated Quarterly Dividend per share(9)		$—	$—	$—

(1) Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 11th, 2021

(2) Based on the terms provided in the warrant agreement related to the issuance of common stock of on February  3rd, 2021

(3) Based on the terms provided in the warrant agreement related to the issuance of common stock of on December 24th, 2020

(4) Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 18th, 2020

(5) Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019

(6) Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019

(7) Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.

(8) Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.

(9) Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.

(10) Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value as of period ending 12/31/19	5,250,000	$0.01086	$56
Fair Value at initial measurement date	1,805,000	$0.03616	$65
Change in fair value of warrant liability			2
Fair Value as of period ending 12/31/20	7,055,000		$123
Fair Value at initial measurement dates	1,460,000	$0.08273	$130
Change in fair value of warrant liability			(6)
Fair Value as of period ending 3/31/2021	8,515,000		$247

16.	Related Party Transactions

Convertible Promissory Note

On December 24, 2020, the Company issued a Secured Convertible Promissory Notes in the amount of $100,000 to Mr. Stein, a member of the board of directors and an entity affiliated to Mr. Stein, N&F Trust 774 (See Note 13). The notes were repaid in March 2021.

Advances

Dr. Jerome Zeldis, a member of the Company Board, has an outstanding balance due of $30,000 for services as of December 31, 2020. The fees were paid in February 2021.

Sports Defense Acquisition

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC. , Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the shares and Mr. Stein received 3,187,500 of the shares (See Note 3).

17.	Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through May 17, 2021, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed in the accompanying condensed financial statements.

Effective as of May 3, 2021, the Board approved an increase of the number of authorized shares of common stock reserved under our 2019 Long-Term Incentive Plan from 17,000,000 shares of common stock to 20,000,000 shares of common stock

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock, NexGel assumed the following net assets and liabilities from Parent as of June 21, 2019 ($ in thousands):

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of March 31, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021 and results of operations and cash flows for the three months ended March 31, 2021 and 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s Form 10-K filed with SEC on March 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues, net. For the three months ended March 31, 2021, revenues increased by $27,000 to $267,000 when compared to $240,000 for the three months ended March 31, 2020. The increase in our overall revenues was predominantly due to initiation of consumer product sales in the first quarter of 2021.

Gross profit (loss). Our gross loss was $42,000 for the three months ended March 31, 2021, compared to a gross profit of $67,000 for the three months ended March 31, 2020.  The gross loss recorded for the three months ended March 31, 2021, as compared to a gross profit recorded for the three months ended March 31, 2020, was primarily due to a significant cost associated with restart of the plant accelerator post upgrade. On a percentage basis, our gross loss was approximately (16%) for the three months ended March 31, 2021. Gross profit for the three months ended March 31, 2020 was approximately 28%.

The components of cost of revenues are as follows for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues
Materials and finished products	$60	$38
Share-based compensation
Compensation and benefits	128	122
Depreciation and amortization	21	7
Equipment, production and other expenses	100	6
Total cost of revenues	$309	$173

Cost of revenues increased by $136 thousand to $309 thousand for the three months ended March 31, 2021, as compared to $173 thousand for the three months ended March 31, 2020. The increase in cost of revenues is primarily attributable was primarily due to a significant cost associated with restart of the plant accelerator post upgrade and increased material and finished products associated with increased revenue. The company anticipates increased utilization of the facility is the current year.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses
Compensation and benefits	$89	$105
Share-based compensation	90	64
Depreciation and amortization	27	3
Other expenses and professional fees	272	404

Total selling, general and administrative expenses	$478	$576

Selling, general and administrative expenses decreased by $98,000 to $478,000 for the three months ended March 31, 2021, as compared to $576,000 for the three months ended March 31, 2020. The decrease in selling, general and administrative expenses is primarily attributable to our lower costs for professional fees and other administrative expenses in the current period operating as a stand-alone entity.

Compensation and benefits declined by $16,000 to $89,000 for the three months ended March 31, 2021, as compared to $105,000 for the three months ended March 31, 2020. The company’s adjustments to staffing resulted in a compensation decrease compared to the prior year period.

Share-based compensation was $90,000 for the three months ended March 31, 2021, which is related to stock option expense of $69,000 to a director and a strategic advisor and $21,000 related to the vesting of restricted awards to our Chief Executive Officer. Share-based compensation was $64,000 for the three months ended March 31, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer.

Other Expenses and professional fees decreased by $132,000 to $272,000 for the three months ended March 31, 2021 from $404,000 for the three months ended March 31, 2020. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction.

Liquidity and Capital Resources

As of March 31, 2021, we had $1.07 million of cash, compared to $32 thousand of cash at December 31, 2020. Net cash used in operating activities was $345 thousand and $660 thousand for the three months ended March 31, 2021 and 2020, respectively.

Net cash used in investing activities during the three months ended March 31, 2021 was $267 thousand related to facility upgrade costs. Net cash used in investing activities was $1,000 for the three months ended March 31, 2020 related to equipment purchases.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,650,000 which is attributable to the issuance of common stock of $285,000 and proceeds of a notes payable of $15,000 and proceeds from the PPP loan of $128,000 and convertible notes payable of $1,337,000. Net cash provided by financing activities for the three months ended March 31, 2020 was $620,000 which is attributable to the issuance of common stock.

At March 31, 2021, current assets totaled $1,450,000 and current liabilities totaled $1,602,000, as compared to current assets totaling $363,000 and current liabilities totaling $1,332,000 at December 31, 2020. As a result, we had working capital deficit of $152,000 at March 31, 2021, compared to a working capital deficit of $969,000 at December 31, 2020. The decrease in the working capital deficit as of March 31, 2021 is primarily attributable to the capital raised, an increase from the current portion of PPP notes payable and additional convertible notes payable due in March 2022.

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

On March 4, 2021, the Company received a second PPP Loan in the amount of $128 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

On January 19, 2021, the Company entered into a Securities Purchase Agreement, (the “2021 Purchase Agreement”) pursuant to which the Company issued the following (i) $15,000 Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $0.03. The notes were due on or before March 19, 2021 and fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

From January 1, 2021 through March 31, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,563,000 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

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

Moving forward, the Company will potentially be raising additional capital and focusing on increasing revenues for the business to stabilize and become profitable. The Company will maintain and attempt to grow the existing contract manufacturing business. The Company plans to continue building and developing its catalog of consumer products for sale to branding partners. Thirdly, we will use our in house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online market places.

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

Off Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred on March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on the 3 year contractual expiration date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2021, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and interim chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2021, the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,500,000 (the “Auctus Note”). The net proceeds received by the Company were $1,337,000 after deducting fees and expenses related to the transaction. In connection with the issuance of the Auctus Note and Auctus Purchase Agreement, Auctus was also issued two five-year warrants as follows: the first warrant was to purchase up to an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share (the “First Auctus Warrant”) and the second warrant was to purchase up to an aggregate of 5,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share (the “Second Auctus Warrant”). The First Auctus Warrant and the Second Auctus Warrant are referred to herein as the “Auctus Warrants”.

On January 19, 2021, the Company entered into a Securities Purchase Agreement, (the “2021 Purchase Agreement”) pursuant to which the Company issued the following (i) $15,000 Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $0.03. The notes were due on or before March 19, 2021 and fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

From January 27, 2021 through March 1, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 3,563,000 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000. Proceeds from this private placement are expected to be used for working capital, new product development and testing, and general business operations.

All of the shares issued and sold (including those underlying the Auctus Note and Auctus Warrants) described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

(b)	Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
4.1	12% Senior Secured Promissory Note, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
4.2	First Common Stock Purchase Warrant, Dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
4.3	Second Common Stock Purchase Warrant, Dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
10.1	Securities Purchase Agreement, dated March 11, 2021, between NexGel, Inc. and Aucuts Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
10.2	Security Agreement, dated March 11, 2021, between NexGel, Inc. and Aucuts Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
10.3	Registration Rights Agreement, dated March 11, 2021, between NexGel, Inc. and Aucuts Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: May 17, 2021	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer)