Form 10-Q
period 2021-06-30
NEXGEL, INC.
filed 2021-08-16
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ◻  No ☒

As of August 16, 2021, the registrant had 104,277,112 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands, except share and per share data)

	June 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS:
Current Assets:
Cash	$382	$32
Accounts receivable, net	219	73
Inventory	226	233
Prepaid expenses and other current assets	82	25
Total current assets	909	363
Goodwill	311	311
Intangibles	40	47
Property and equipment, net	771	553
Operating lease - right of use asset	2,019	805
Other assets	60	178
Total assets	$4,110	$2,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$592	$657
Accrued expenses and other current liabilities	70	90
Deferred Revenue	—	38
Convertible notes payable	511	59
Current portion of debt	18	10
Note payable – PPP	127	147
Warrant liability	245	123
Operating lease liability, current portion	207	207
Total current liabilities	1,770	1,331
Long-Term Liabilities:
Notes payable	253	256
Lease liability, long term	1,818	598
Total long-term liabilities	2,071	854
Total liabilities	3,841	2,185

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 750,000,000 shares authorized; 104,277,112 and 99,331,279 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	104	99
Additional paid-in capital	4,197	2,474
Accumulated deficit	(4,032)	(2,502)
Total stockholders' equity	269	71
Total liabilities and stockholders' equity	$4,110	$2,256

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 AND 2020

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues, net	$417	$91	$683	$331

Cost of revenues	413	176	722	349

Gross (loss)/profit	4	(85)	(39)	(18)

Operating expenses
Selling, general and administrative	557	455	1,034	1,031
Total operating expenses	557	455	1,034	1,031

Loss from operations	(553)	(540)	(1,073)	(1,049)

Other income (expense)
Interest expense	(370)	—	(518)	(1)
Loss on debt extinguishment	—	—	(25)	—
Debt discount costs	(52)	—	(68)	—
Forgiveness of debt	147	—	147	—
Other income	—	8	—	8
Changes in fair value of warrant liability	2	2	8	4
Total other income (expense)	(273)	10	(456)	11
Loss before income taxes	(826)	(530)	(1,529)	(1,038)
Income tax expense	—	—	—	—
Net loss	$(826)	$(530)	(1,529)	(1,038)
Net loss per common share - basic	$(0.01)	$(0.01)	(0.01)	(0.01)
Net loss per common share - diluted	$(0.01)	$(0.01)	(0.01)	(0.01)
Weighted average shares used in computing net loss per common share - basic	102,894,279	76,338,541	102,156,565	70,445,816
Weighted average shares used in computing net loss per common share – diluted	102,894,279	76,338,541	102,156,565	70,445,816

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(in thousands, except share data)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2021	99,331,779	$99	$2,474	$(2,502)	$71

Stock-based compensation	—	—	69	—	69

Restricted stock vesting	—	—	21	—	21

Issuances of common stock, net of issuance costs	3,563,000	4	281	—	285

Warrants issued for debt issuance	—	—	(18)	—	(18)

Beneficial conversion and warrant features of convertible debt	—	—	1,276	—	1,276

Net loss	—	—	—	(704)	(704)

Balance, March 31, 2021	102,894,779	$103	$4,103	$(3,206)	$1,000

Stock-based compensation	—	—	74	—	74

Restricted stock vesting	1,383,333	1	20	—	21

Net loss	—	—	—	(826)	(826)

Balance, June 30, 2021	104,277,112	$104	$4,197	$(4,032)	$269

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$(238)	$380

Stock compensation	—	—	64	—	64

Issuance of common stock	15,500,000	16	604	—	620

Net loss	—	—	—	(508)	(508)

Balance, March 31, 2020	73,005,208	$73	$1,229	$(746)	$556

Stock compensation	—	—	40	—	40

Issuance of common stock for acquisition	9,375,000	9	366	—	375

Net loss	—	—	—	(530)	(530)

Balance, June 30, 2020	82,380,208	$82	$1,635	$(1,276)	$441

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(1,529)	$(1,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	21
Share-based compensation	185	104
Changes in fair value of warrant liability	(8)	(4)
Amortization of deferred financing costs	528	—
Loss on extinguishment of debt	24	—
Forgiveness of debt	(148)	—
Beneficial conversion feature in excess of face value	51	—
Change in ROU asset and operating lease liability	6	—

Changes in operating assets and liabilities:
Accounts receivable	(146)	5
Inventory	7	(34)
Prepaid expenses and other assets	61	19
Accounts payable	(67)	(106)
Accrued expenses and other liabilities	(15)	53
Deferred revenue	(38)	—

Net Cash Used in Operating Activities	(1,033)	(980)

Investing Activities
Capital expenditures	(267)	(76)
Net Cash Used in Investing Activities	(267)	(76)

Financing Activities
Issuance of common stock, net of issuance costs	285	620
Proceeds from notes payable	15	408
Principle payment of notes payable	(15)	—
Proceeds from notes payable (PPP)	128	—
Proceeds from convertible notes	1,337	—
Principal payment on convertible notes	(100)	—
Net Cash Provided by Financing Activities	1,650	1,028
Net Increase in Cash	350	(28)
Cash – Beginning of period	32	261
Cash – End of period	$382	$233
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

Supplemental Non-cash Investing and Financing activities
Fair value of beneficial conversion and warrant features of Convertible Notes Payable	$1,276	$—
Original issue discounts recognized on Convertible Notes Payable	$343	$—
Warrants issued for debt and equity financing costs	$130	$—
Common shares issued for acquisition	$—	$375
Inventory acquired from acquisition	$—	$21
Accounts payable acquired from acquisition	$—	$13

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

Pursuant to the Spin-Off and in exchange for the 5,005,211 shares of common stock,NexGel assumed the following net assets and liabilities from Parent as of June 21, 2019 ($ in thousands):

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

Basis of Presentation

The balance sheet as of June 30, 2021 and December 31, 2020 and the statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2021 consists of the balances of NexGel as prepared on a stand-alone basis. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of June 30, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021 and results of operations and cash flows for the three months ended June 30, 2021 and 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s Form 10-K filed with SEC on June 30, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

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

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience.  Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses.  Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $4 thousand as of June 30, 2021 and $1 thousand as of December 31, 2020.

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

The balance is made up of raw materials of $189 thousand and $190 thousand, work-in-progress of $23 thousand and $22 thousand, and finished goods of $14 thousand and $21 thousand on June 30, 2021 and December 31, 2020, respectively.

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

Acquired identifiable intangible assets are amortized over the following periods:

		Expected Life
Acquired intangible Asset	Amortization Basis	(years)
Technology-Related	Straight-line basis	3
Marketing-Related	Straight-line basis	4

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $26 thousand and $16 thousand of prepaid insurance, and $56 thousand and $9 thousand general prepaid expenses and other current assets in the period ended June 30, 2021 and December 31, 2020, respectively.

Other Assets

Other Assets is recorded at historical costs, and as of June 30, 2021 and December 31, 2020, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

The Company recognizes revenue predominately from three types of revenue, contract manufacturing, custom and white label manufacturing and proprietary branded products. Revenue from contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

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

Disaggregated revenue by sales type:

	Six Months Ended
	June 30,
	2021	2020
Contract manufacturing	$379	$331
Custom and white label finished goods manufacturing	194	—
Nexgel branded consumer products	110	—

Total	$683	$331

As of June 30, 2021, the Company did not have any contract assets or contract liabilities from contracts with customers. As of June 30, 2021, there were no remaining performance obligations that the Company had not satisfied.

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

2.     Going Concern

As of June 30, 2021, the Company had a cash balance of $382,000. For the six months ended June 30, 2021, the Company incurred a net loss of $1,529,000 and had a net usage of cash in operating activities of $1.03 million. In addition, the Company had a working capital deficit of $860,000 as of June 30, 2021.

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

3.     Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the three months ended June 30, 2021 and 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

4.     Acquisition

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC, a Delaware limited liability company ("Sports Defense"), from the members of Sport Defense (the "Sellers"). Subsequent to the Closing Date, Sport Defense is a wholly-owned subsidiary of the Company.

Sport Defense is a marketing and distribution company that leverages the unique benefits of ultra-gentle, high-water content hydrogels, manufactured by the Company, to build brands that treat various ailments of the skin caused by athletic training, such as blisters, turf burns, scrapes and skin irritations.

Under the terms of the Purchase Agreement, the purchase price paid to the Sellers was an aggregate of $375 thousand (the "Purchase Price") which was paid by the Company through the issuance of an aggregate of 9,375,000 shares of the Company's common stock, par value $0.001 (the "Shares"), which equates to a per share purchase price of $0.04. The Shares are "restricted securities" as such term is defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

Adam Levy, the Company's Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company's Board of Directors (the "Board"), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the Shares and Mr. Stein received 3,187,500 of the Shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein's partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the Purchase Price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

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

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Sports Defense's will be included in the Company's financial statements in future periods. The table below shows preliminary analysis for the Sports Defense acquisition:

Provisional Purchase Consideration at preliminary fair value:
Purchase price	$375
Amount of consideration	$375

Assets acquired and liabilities assumed at preliminary fair value
Inventories	21
Product/Technology related intangibles	31
Marketing related intangibles	8
Customer related intangibles	17
Accounts payable and accrued expenses	(13)
Other liabilities	—
Net tangible assets acquired	$64

Total net assets acquired	$64
Consideration paid	375
Preliminary goodwill	$311

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Sports Defense acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	For the Six Months Ended
	June 30,
	2021	2020
Revenues, net	$683	$348
Net loss allocable to common shareholders	$(1,529)	$(1,029)
Net loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	102,156,565	78,258,316

5.     Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that expired in January 2026. On April 14, 2021, the Company extended the term of the lease for an additional five years commencing on February 1, 2026 and continuing through January 31, 2031.

The right-of-use asset and lease liability from this operating lease were recognized in the opening balance sheet as of January 1, 2019 and are based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rate.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2021 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2021 (remainder of year)	$104
2022	207
2023	207
2024	207
2025	207
Thereafter	1,428
Total undiscounted operating lease payments	$2,360
Less: Imputed interest	(335)
Present value of operating lease liability	$2,025
Weighted average remaining lease term	9.6 years
Weighted average discount rate	3.0%

Total operating lease expense for the three months ended June 30, 2021 and 2020 was $103 thousand and $6 thousand related to the lease extension, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations under Accounting Standards Codification Topic 840, Leases.

Supplemental cash flows information related to leases was as follows ($ in thousands):

June 30,
2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$109
Change in right-of-use asset/liability due to lease amendments	$1,275

6.    Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$189	$190
Work-in-progress	23	22
Finished goods	14	21
	226	233
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$226	$233

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

7.    Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2021	2020
Machinery and equipment	3 - 10	$940	$2,894
Office furniture and equipment	3 - 10	49	49
Leasehold improvements	6	228	228
Construction in progress	N/A	—	461
		1,217	3,632
Less: accumulated depreciation and amortization		(446)	(3,079)
Property and equipment, net		$771	$553

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $49 thousand and $21 thousand, respectively.

8.    Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(11)	(6)
Product/Technology Related identifiable intangible assets, net	20	25
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(4)	(2)
Marketing related identifiable intangible assets, net	20	22
Total Identifiable intangible assets, net	$40	$47

In connection with the acquisitions of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.7 years and amortization expense amounted to $7 thousand for the six months ended June 30, 2021.

As of June 30, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder of year)	$7
2022	14
2023	8
2024	3
2025	2
Thereafter	6
Total	$40

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2021	2020
Salaries, benefits and incentive compensation	$47	$43
Other	23	47
Total accrued expenses and other current liabilities	$70	$90

10.    Common Stock

Share issuances

On September 10, 2019, the Company entered into a Stock Purchase Agreement to issue and sell shares of the Company’s common stock, par value $0.001 per share, in a private placement offering to accredited investors for an aggregate of up to $175 on the initial closing date, and an aggregate of up to $575 of shares of common stock on a subsequent closing date at a price per share equal to $0.053525. On September 10, 2019, certain accredited investors purchased 3,269,500 shares of the Company’s common stock that resulted in cash proceeds of $175 thousand.  For their commitment to invest the $175 thousand, the two shareholders who invested in the September 10, 2019 private placement each became a member of the Company’s Board of Directors and gained control of the Company. Their investments carried full ratchet protection on the purchase price per share of $0.053525 because the actual price of the shares in the September 10, 2019 private placement was undetermined at that time. The final price per share of the September 10, 2019 private placement, which was governed by a term sheet dated August 27, 2019, was ultimately determined to be $0.014. On November 6, 2019 and pursuant to the Stock Purchase Agreement, the Company issued an additional 39,999,998 shares of its common stock, par value $0.001 per share, in a private placement offering to accredited investors valued at $0.014 per share and raised $560 thousand. Proceeds from this offering are expected to be used for working capital and general business operations.  Upon the completion of the secondary offering on November 6, 2019 that provided for the settlement of the ratchet protection, there was a reclassification from Additional paid-in capital to Common stock for the par value of the 9,230,500 additional shares that were issued to the two shareholders who invested in the September 10, 2019 private placement. Issuance costs related to the September 10, 2019 and November 6, 2019 private placements totaled $5 dollars in legal fees and $56 thousand related to warrants issued as an equity issuance cost. See Note 15- Warrant Liability.

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

As of June 30, 2021, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	17,000,000
Warrants to purchase common stock	19,827,500

On February 10, 2020, a majority of our stockholders through a written consent approved the following: (i) an amendment to our Restated Certificate of Incorporation which will increase the number of authorized shares of Common Stock from 100,000,000 shares of Common Stock to 3,000,000,000 shares of Common Stock and (ii) an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our Common Stock by a ratio of not less than one-for-thirty and not more than one-for-one hundred, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to our Amended and Restated Certificate of Incorporation. . On May 26, 2020, the Company filed an amendment to its certificate of incorporation to increase the number of the Company's authorized shares of common stock from 100,000,000 shares of common stock to 3,000,000,000 shares of common stock, which was subsequently amended as described in the next paragraph. The reverse stock split has not been effected as of date of the filing of this Form 10-Q. For more information on these amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 16, 2020.

On June 22, 2021, a majority of our stockholders through a written consent approved an amendment to our Restated Certificate of Incorporation to decrease the number of authorized shares of Common Stock from 3,000,000,000 shares of Common Stock to 750,000,000 shares of Common Stock.  On August 2, 2021, the Company filed the amendment to its certificate of incorporation to decrease the number of the Company’s authorized shares of common stock from 3,000,000,000 shares of common stock to 750,000,000 shares of common stock.  For more information on this amendments, please see the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on July 12, 2021.

11.    Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10%of total revenues.

Revenues from three customers that exceeded 10% of total revenues for the period ended June 30, 2021 were 28%, 24%, and 16%. The accounts receivable from the top three customers were  13%, 0%, and 44% as well as 25% from one other customer of the total accounts receivable as of June 30, 2021.

Revenues from three customers that exceeded 10% of total revenues for the period ended June 30, 2020 were 23%,27% and 39%. The accounts receivable from the four customers were 59%, 13%, 12%, and 11% as of June 30, 2020.

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

On January 15, 2021, the Company awarded a contractor options to purchase an aggregate of 500,000 shares of the Company’s common stock at a per share exercise price of $0.06 under the Company’s 2019 Long-Term Incentive Plan.  This option award fully vested 20% as of the date of grant and the remaining 80% in November 2022.

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

On February 17, 2020, the Company granted certain equity awards to the members of the Company's Board of Director with the following terms: each of Messrs. Stefansky and Stein received two annual awards of stock options equal to $40,000 of the Company's common stock, granted under the Company 2019 Long-Term Incentive Plan (the "Incentive Plan"), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company's common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company's common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company's common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company's common stock as of October 10, 2020, which the Board determined to be $0.06 and equates to 666,667 shares underlying each of the second grants, with one-fourth of such option vesting on each of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason.

The following table contains information about the 2019 Plan as of June 30, 2021:

	Awards		Awards
	Reserved for		Available for
	Issuance	Awards Issued	Grant
2019 Plan	17,000,000	14,705,949	2,294,051

The following table summarizes the Company’s incentive stock option activity and related information for the period ended December 31, 2020 and for the period ended June 30, 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Term in Years
Outstanding at January 1, 2020	1,000,000	$0.053525	9.6
Granted	12,705,949	$0.0291	10.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2020	13,705,949	$0.027736	9.32

Granted	1,666,667	$0.08	10.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2021	15,372,616	$0.034889	8.91
Exercisable at June 30, 2021	9,105,949	$0.025441	8.75

As of June 30, 2021, vested outstanding stock options had $988 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of June 30, 2021, there was approximately $75 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.  The following assumptions were used to calculate share-based compensation expense for six months ended June 30, 2021:

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

Restrictive stock awards

On February 17, 2020, the Company granted a restricted stock award of 5,928,571 shares of the Company’s common stock to the Company’s Chief Executive Officer and then Interim Chief Financial Officer, Adam Levy, with the following vesting terms: (i) 3/12th of such shares vested as of February 17, 2020; (ii) 1/12th of such shares vested on each of the eight months following February 17, 2020 and (iii) all remaining shares vest on September 10, 2020.

On March 8, 2021, the Company granted a restricted stock award of 1,383,333 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately.

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Granted	7,311,904	$0.023
Exercised and converted to common shares	(5,928,571)	0.014
Forfeited	—	—
Outstanding at December 31, 2020	1,383,333	$0.060
Granted	—	—
Exercised and converted to common shares	(1,383,333)	0.060
Forfeited	—	—
Outstanding at June 30, 2021	—	$—
Exercisable at June 30,2021	—	$—

Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of its February 2020 award as if it were vested and issued on the grant date with a value of $83 thousand based on the closing price of the Company's stock at the grant date of the RSU Grant ($0.014 per share). An additional issuance of 1,383,333 shares was granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($0.06 per share). As of June 30, 2021, there was approximately $21 thousand of total unrecognized share-based compensation related to restricted stock awards, which the Company expects to recognize over the next 6 months.

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $143 thousand and $104 thousand has been recorded for the six months ended June 30, 2021 and 2020, respectively.

Warrants

The following table shows a summary of common stock warrants through June 30, 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2019	5,250,000	$0.014000	2.81

Granted	2,117,500	$0.050720	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2020	7,367,500	$0.050720	2.54
Granted	12,460,000	$0.135188	4.77
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2021	19,827,500	$0.094078	3.39
Exercisable at June 30, 2021	19,827,500	$0.094078	3.39

As of June 30, 2021, vested outstanding warrants had $561 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

13.    Note Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP Loan for qualifying expenses and plans to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot completely assure at this time that such forgiveness of the PPP Loan will occur. On June 2, 2021, the Company received notice from PNC Bank that its initial loan of $147,300 had been forgiven in its entirety by the SBA. The balance of the PPP loan as of June 30, 2021 and December 31, 2020 amounts to $127,400 and $147,300, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. The balance of the EIDL Loan as of June 30, 2021 and December 31, 2020 amounts to $271,163 and $266,279, respectively.

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

On August 13, 2021, the Company and Auctus entered a First Amendment to the Senior Secured Promissory Note, Warrants and Securities Purchase Agreement dated March 11, 2011 (the “Auctus Amendment”). The Auctus Amendment is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

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

The Auctus Note (as amended by the Auctus Amendment) contains a number of events of default, including but not limited to the following: (i) the Company’s failure to be quoted or listed (as applicable) on the OTCQB, OTCQX, any tier of the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE American by October 31, 2021 (the “Trading Date”) and (ii) the Company’s failure to file a registration statement covering the Auctus’ resale at prevailing market prices (and not fixed prices) of all of the common stock underlying the Auctus Note and the Auctus Warrants (as defined below) within 30 calendar days following the Issuance Date, (ii) cause the registration statement to become effective by the Trading Date.  An event of default is subject to a confession of judgement against the Company in the favor of Auctus.  Additionally, the Auctus Note is secured by all of the assets of the Company pursuant to a security agreement that was entered into in connection with the issuance of the Auctus Note (the “Security Agreement”); provided, however, the Security Agreement will be automatically terminated as of the Trading Date assuming no event of default then exists. The Auctus Amendment waived any events of default which may have existed under Sections 3.18 and 3.19 of the Auctus Note prior to August 13, 2021.

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

Further and in connection with the issuance of the Auctus Note, the Company entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby it the Company agreed to (i) file with the Securities and Exchange Commission a registration statement covering resale by Auctus at prevailing market prices (and not fixed prices) of all of the common stock underlying the Auctus Note and the Auctus Warrants within 30 calendar days following the Issuance Date, (ii) cause the registration statement to become effective by the Trading Date.

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

As of June 30, 2021, the note outstanding was $510,904, which consisted of unamortized balance of $852,288 of a beneficial conversion and warrant features, unamortized original issue discount of $125,260 and unamortized debt issuance costs of $191,547.

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

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

								Future
								Estimated
		Warrant				Time to	Calculated	Quarterly
	Exercise	Expiration		Interest Rate	Volatility	Maturity	fair value	Dividend
Black -Scholes Assumptions	Price(1)(2)	Date (1)(2)	Stock Price (3)	(annual) (4)	(annual) (5)	(Years)	per share	per share(6)
March 11, 2021	$0.125 – 0.15	March 11, 2024	$0.10	0.17%	172.54%	5.0	$0.0093 - 0.0094	$—
February 3, 2021	$0.08	February 3, 2024	$0.08	0.18%	171.71%	3.0	$0.0690703	$—
December 24, 2020	$0.08	December 24, 2020	$0.08	0.17%	172.54%	3.0	$0.0692188	$—
March 18, 2020	$0.04	March 18, 2020	$0.04	0.66%	137.41%	3.0	$0.0307299	$—
September 10, 2019	$0.014	September 10, 2022	$0.014	1.61%	139.84%	3.0	$0.01091	$—
November 6, 2019	$0.014	November 6, 2022	$0.014	1.60%	138.48%	3.0	$0.01095	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

								Future
								Estimated
		Warrant				Time to	Calculated	Quarterly
	Exercise	Expiration		Interest Rate	Volatility	Maturity	fair value	Dividend
Black-Scholes Assumptions	Price(1)(2)	Date (1)(2)	Stock Price (3)	(annual) (4)	(annual) (5)	(Years)	per share	per share(6)
June 30, 2021	$0.125 – 0.15	March 11, 2024	$0.10	0.87%	170.53%	4.70	$0.0093 - 0.0094	$—
June 30, 2021	$0.08	February 3, 2024	$0.08	0.87%	170.53%	4.70	$0.0692188	$—
June 30, 2021	$0.08	December 24, 2020	$0.08	0.25%	170.53%	2.60	$0.0692188	$—
June 30, 2021	$0.04	March 18, 2020	$0.04	0.25%	170.53%	2.48	$0.0307299	$—
June 30, 2021	$0.014	September 10, 2022	$0.014	0.07%	170.53%	1.72	$0.01091	$—
June 30, 2021	$0.014	November 6, 2022	$0.014	0.07%	170.53%	1.20	$0.01095	$—

								Future
								Estimated
		Warrant		Interest		Time to	Calculated	Quarterly
	Exercise	Expiration	Stock	Rate	Volatility	Maturity	fair value	Dividend
Black-Scholes Assumptions	Price(1)(2)	Date (1)(2)	Price (3)	(annual) (4)	(annual) (5)	(Years)	per share	per share(6)
December 31, 2020	$0.08	December 24, 2020	$0.08	0.17%	172.38%	2.98	$0.0692188	$—
December 31, 2020	$0.04	March 18, 2023	$0.04	0.13%	172.38%	2.21	$0.0307299	$—
December 31, 2020	$0.014	September 10, 2022	$0.014	0.13%	172.38%	1.85	$0.01091	$—
December 31, 2020	$0.014	November 6, 2022	$0.014	1.13%	172.38%	1.69	$0.01095	$—
(1)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 11th, 2021
(2)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on February 3rd, 2021
(3)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on December 24th, 2020
(4)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 18th, 2020
(5)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019
(6)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019
(7)	Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.
(8)	Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.
(9)	Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.
(10)	Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value as of period ending 12/31/19	5,250,000	$0.01086	$56

Fair Value at initial measurement date	1,805,000	$0.03616	$65
Change in fair value of warrant liability			2
Fair Value as of period ending 12/31/20	7,055,000		$123
Fair Value at initial measurement dates	1,460,000	$0.08273	$130
Change in fair value of warrant liability			(8)
Fair Value as of period ending 6/30/2021	8,515,000		$245

16.    Related Party Transactions

Convertible Promissory Note

On December 24, 2020, the Company issued two Secured Convertible Promissory Notes in an aggregate amount of $100,000 to Mr. Stein, a member of the board of directors and an entity affiliated to Mr. Stein, N&F Trust 774 (See Note 14). The notes were repaid in March 2021.

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

17.    Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through August 16, 2021, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed in the accompanying condensed financial statements.

On August 2, 2021, the Company filed an amendment to its certificate of incorporation to decrease the number of the Company’s authorized shares of common stock from 3,000,000,000 shares of common stock to 750,000,000 shares of common stock.

On August 13, 2021, the Company and Auctus Fund, LLC entered a First Amendment to the Senior Secured Promissory Note, Warrants and Securities Purchase Agreement dated March 11, 2011 (the “Auctus Amendment”). The Auctus Amendment is attached to this Form 10-Q as Exhibit 10.1, is incorporated herein by reference and is more fully described in Footnote 14 above.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to continue as a going concern;

●	inadequate capital;

●	inadequate or an inability to raise sufficient capital to execute our business plan;

●	our ability to comply with current good manufacturing practices;

●	loss or retirement of key executives;

●	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our manufacturing process and equipment;

●	technical problems with our research and products;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	price increases for supplies and components; and

●	the inability to carry out our business plans.

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

Basis of Presentation

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of June 30, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021 and results of operations and cash flows for the six months ended June 30, 2021 and 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s Form 10-K filed with SEC on March 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Recent developments

The Company’s wholly-owned subsidiary NexGelRX, Inc. conducted proof of concept studies for the development of its first medical device, which we call (“Nexdrape”) and filed for patents on this device. The Nexdrape device is an incise surgical drape designed for patients with impaired skin. The elderly, diabetics, trauma patients and those with an adhesive sensitivity can have adverse events from the removal of adhesive drapes. These groups represent a sizable percentage of the market.  Skin tears, infections, rashes, and post-surgical site pain are some of the problems that can occur, and have been reported with other currently available surgical drapes. We believe Nexdrape will represent a gentle to the skin alternative to the current adhesive based standard of care.  The Company intends to file a 510(k) premarket submission with the Food and Drug Administration (FDA), which is an application to demonstrate that Nexdrape is as safe and effective (or substantially equivalent to) a legally marketed surgical drape device. There can be no guarantee that the FDA approves our application, if submitted.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues, net. For the three months ended June 30, 2021, revenues increased by $326,000 to $417,000 when compared to $91,000 for the three months ended June 30, 2020. The increase in our overall revenues was predominantly due to initiation of consumer product sales and finished good custom white-label sales. There was a decrease in our historical legacy revenue due to certain customers experiencing supply chain delays related to Covid-19 in 2020.

Gross profit (loss). Our gross profit was $4,000 for the three months ended June 30, 2021, compared to a gross loss of $85,000 for the three months ended June 30, 2020. The gross income recorded for the three months ended June 30, 2021, as compared to a gross loss recorded for the three months ended June 30, 2020, was primarily due to a significant cost associated with restart of our plant accelerator post upgrade. On a percentage basis, our gross profit was approximately 1% for the three months ended June 30, 2021. Gross loss for the three months ended June 30, 2020 was approximately 93%.

The components of cost of revenues are as follows for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended
	June 30,
	2021	2020
Cost of revenues
Materials and finished products	$171	$46
Share-based compensation	—	1
Compensation and benefits	134	118
Depreciation and amortization	22	7
Equipment, production and other expenses	86	4
Total cost of revenues	$413	$176

Cost of revenues increased by $237 thousand to $413 thousand for the three months ended June 30, 2021, as compared to $176 thousand for the three months ended June 30, 2020. The increase in cost of revenues is primarily attributable was primarily due to a significant cost associated with restart of the plant accelerator post upgrade and increased material and finished products associated with increased revenue. The company anticipates increased utilization of the facility is the current year.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended
	June 30,
	2021	2020
Selling, general and administrative expenses
Compensation and benefits	$83	$113
Share-based compensation	95	39
Depreciation and amortization	4	4
Other expenses and professional fees	375	299

Total selling, general and administrative expenses	$557	$455

Selling, general and administrative expenses increased by $102,000 to $557,000 for the three months ended June 30, 2021, as compared to $455,000 for the three months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to our higher costs for professional fees and other administrative expenses.

Compensation and benefits declined by $30,000 to $83,000 for the three months ended June 30, 2021, as compared to $113,000 for the three months ended June 30, 2020. The company’s adjustments to staffing resulted in a compensation decrease compared to the prior year period.

Share-based compensation was $95,000 for the three months ended June 30, 2021, which is related to stock option expense of $74,000 to a director and a strategic advisor and $21,000 related to the vesting of restricted awards to our Chief Executive Officer. Share-based compensation was $39,000 for the three months ended June 30, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer.

Other Expenses and professional fees increased by $76,000 to $375,000 for the three months ended June 30, 2021 from $299,000 for the three months ended June 30, 2020. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was the primary result of professional fees incurred in preparation for a planned exchange listing.

Six months Ended June 30, 2021 Compared to the Six months Ended June 30, 2020

Revenues, net. For the six months ended June 30, 2021 revenues were $683,000 and increased by $352,000 when compared to $331,000 for the six months ended June 30, 2020. The increase in our overall revenues was predominantly due to initiation of consumer product sales and finished good custom white-label and branded product sales. There was a decrease in our historical legacy revenue due to certain customers experiencing supply chain delays related to Covid-19 during 2020.

Gross profit (loss). Our gross loss was $39,000 for the six months ended June 30, 2021 compared to a gross loss of $18,000 for the six months ended June 30, 2020. The loss recorded for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to the higher volume of contract manufacturing sales and lower manufacturing labor costs. Gross loss was approximately 6% for the six months ended June 30, 2021. Gross loss was 5% for the six months ended June 30, 2020.

The components of cost of revenues are as follows for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cost of revenues
Materials and finished products	$231	$84
Share-based compensation	—	1
Compensation and benefits	262	240
Depreciation and amortization	43	14
Equipment, production and other expenses	186	10

Total cost of revenues	$722	$349

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended
	June 30,
	2021	2020
Selling, general and administrative expenses
Compensation and benefits	$172	$218
Share-based compensation	185	103
Depreciation and amortization	7	7
Other expenses and professional fees	670	703

Total selling, general and administrative expenses	$1,034	$1,031

Selling, general and administrative expenses increased by $3,000 to $1,034,000 for the six months ended June 30, 2021, as compared to $1,031,000 for the six months ended June 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to increased share-based compensation offset by lower costs for professional fees, executive compensation and other administrative expenses compared to the prior year period.

Compensation and benefits decreased by $46,000 to $172,000 for the six months ended June 30, 2021, as compared to $218,000 for the six months ended June 30, 2020. The number of employees increased compared to the prior period, however, adjustments to staffing compensation resulted in a decrease compared to the prior year period.

Share-based compensation was $185,000 for the six months ended June 30, 2021, which is related to stock option expense of $143,000 to a director and a strategic advisor and $42,000 related to the vesting of restricted awards to our Chief Executive Officer

Other Expenses and Professional fees decreased by $33,000 to $670,000 for the six months ended June 30, 2021 from $703,000 for the six months ended June 30, 2020. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction, offset by professional fees incurred in preparation for a planned exchange listing.

Liquidity and Capital Resources

As of June 30, 2021, we had $382 thousand of cash, compared to $32 thousand of cash at December 31, 2020. Net cash used in operating activities was $1 million and $980 thousand for the six months ended June 30, 2021 and 2020, respectively.

Net cash used in investing activities during the six months ended June 30, 2021 was $267 thousand related to facility upgrade costs. Net cash used in investing activities was $ 76 thousand for the six months ended June 30, 2020 related to equipment purchases.

Net cash provided by financing activities for the six months ended June 30, 2021 was $1.7 million which is attributable to the issuance of common stock of $285 thousand and proceeds of a notes payable of $15 thousand and proceeds from the PPP loan of $128 thousand and convertible notes payable of $1.3 million. Net cash provided by financing activities for the six months ended June 30, 2020 was $1 million which is attributable to the issuance of common stock and proceeds of a notes payable of $408,000.

At June 30, 2021, current assets totaled $909,000 and current liabilities totaled $1,769,000, as compared to current assets totaling $363,000 and current liabilities totaling $1,332,000 at December 31, 2020. As a result, we had working capital deficit of $860,000 at June 30, 2021, compared to a working capital deficit of $969,000 at December 31, 2020. The decrease in the working capital deficit as of June 30, 2021 is primarily attributable to the capital raised and additional convertible notes payable due in March 2022.

On March 11, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a 12% senior secured convertible promissory note in the principal amount of $1,500,000 which is convertible into shares of the Company’s common stock at a price per share of $0.10. The net proceeds received by the Company were $1,337,000 after deducting fees and expenses related to the transaction.

On March 4, 2021, the Company received a second PPP Loan in the amount of $128 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

On January 19, 2021, the Company issued a $15,000 secured convertible promissory note which was convertible into shares of the Company’s common stock at a price per share of $0.03. The note was due on or before March 19, 2021 and fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

From January 1, 2021 through March 31, 2021, the Company entered into securities purchase agreements with certain accredited investors whereby we sold 3,563,000 shares of our common stock at a price per share equal to $0.08 for an aggregate purchase price of $285,000.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we anticipate that all available funds and any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2021, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2021 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not required for smaller reporting companies.

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
3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)

3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
10.1*	First Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated August 13, 2021 by and between NexGel. Inc. and Auctus Fund, LLC.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: August 16, 2021	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)