Form 10-Q
period 2021-09-30
NEXGEL, INC.
filed 2021-11-10
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 10, 2021, the registrant had 104,277,112 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands, except share and per share data)

	September 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS:
Current Assets:
Cash	$1,255	$32
Accounts receivable, net	193	73
Inventory	261	233
Prepaid expenses and other current assets	101	25
Total current assets	1,810	363
Goodwill	311	311
Intangibles	37	47
Property and equipment, net	747	553
Operating lease - right of use asset	1,973	805
Other assets	63	178
Total assets	$4,941	$2,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$513	$658
Accrued expenses and other current liabilities	77	90
Deferred Revenue	—	38
Convertible notes payable	1,162	59
Current portion of debt	7	10
Note payable – PPP	127	147
Warrant liability	316	123
Operating lease liability, current portion	207	207
Total current liabilities	2,409	1,332
Long-Term Liabilities:
Notes payable	267	256
Lease liability, long term	1,781	598
Total long-term liabilities	2,048	854
Total liabilities	4,457	2,186

Commitments and Contingencies

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 750,000,000 shares authorized; 104,277,112 and 99,331,279 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	104	99
Additional paid-in capital	5,553	2,474
Accumulated deficit	(5,173)	(2,502)
Total stockholders' equity	484	71
Total liabilities and stockholders' equity	$4,941	$2,257

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues, net	$335	$242	$1,018	$573

Cost of revenues	392	269	1,113	726

Gross (loss)/profit	(57)	(27)	(95)	(153)

Operating expenses
Selling, general and administrative	553	508	1,588	1,431
Total operating expenses	553	508	1,588	1,431

Loss from operations	(610)	(535)	(1,683)	(1,584)

Other income (expense)
Interest expense	(534)	(13)	(1,052)	(5)
Loss on debt extinguishment	—	—	(25)	—
Debt discount costs	—	—	(68)	—
Forgiveness of debt	—	—	147	—
Other income	—	4	—	7
Changes in fair value of warrant liability	2	(1)	10	(1)
Total other income (expense)	(532)	(10)	(988)	1
Loss before income taxes	(1,142)	(545)	(2,671)	(1,583)
Income tax expense	—	—	—	—
Net loss	$(1,142)	$(545)	(2,671)	(1,583)
Net loss per common share - basic	$(0.01)	$(0.01)	(0.03)	(0.02)
Net loss per common share - diluted	$(0.01)	$(0.01)	(0.03)	(0.02)
Weighted average shares used in computing net loss per common share - basic	104,277,112	86,939,054	102,971,994	75,987,278
Weighted average shares used in computing net loss per common share – diluted	104,277,112	86,939,054	102,971,994	75,987,278

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(in thousands, except share data)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2021	99,330,779	$99	$2,474	$(2,502)	$71

Stock-based compensation	—	—	69	—	69

Restricted stock vesting	—	—	21	—	21

Issuances of common stock, net of issuance costs	3,563,000	4	281	—	285

Warrants issued for debt issuance	—	—	(18)	—	(18)

Beneficial conversion and warrant features of convertible debt	—	—	1,276	—	1,276

Net loss	—	—	—	(704)	(704)

Balance, March 31, 2021	102,893,779	$103	$4,103	$(3,206)	$1,000

Stock-based compensation	—	—	74	—	74

Restricted stock vesting	1,383,333	1	20	—	21

Net loss	—	—	—	(825)	(825)

Balance, June 30, 2021	104,277,112	$104	$4,197	$(4,031)	$270

Stock-based compensation	—	—	24	—	24

Restricted stock vesting	—	—	21	—	21

Beneficial conversion and warrant features of convertible debt	—	—	1,311	—	1,311

Net loss	—	—	—	(1,142)	(1,142)

Balance, September 30, 2021	104,277,112	$104	$5,553	$(5,173)	$484

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2020	57,505,208	$57	$561	$(239)	$379

Stock compensation	—	—	64	—	64

Issuance of common stock	15,500,000	16	604	—	620

Net loss	—	—	—	(507)	(507)

Balance, March 31, 2020	73,005,208	$73	$1,229	$(746)	$556

Stock compensation	—	—	40	—	40

Issuance of common stock for acquisition	9,375,000	9	366	—	375

Net loss	—	—	—	(530)	(530)

Balance, June 30, 2020	82,380,208	$82	$1,635	$(1,276)	$441

Stock compensation	—	—	83	—	83

Issuance of common stock for acquisition	6,585,000	7	388	—	395

Net loss	—	—	—	(545)	(545)

Balance, September 30, 2020	88,965,208	$89	$2,106	$(1,821)	$374

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(2,671)	$(1,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	70
Share-based compensation	229	187
Changes in fair value of warrant liability	(10)	1
Amortization of deferred financing costs	1,058	—
Loss on extinguishment of debt	25	—
Change in ROU asset and operating lease liability	16	—
Forgiveness of debt	(147)	—
Beneficial conversion feature in excess of face value	52	—

Changes in operating assets and liabilities:
Accounts receivable	(121)	(16)
Inventory	(28)	(23)
Prepaid expenses and other assets	39	8
Accounts payable	(145)	(88)
Accrued expenses and other liabilities	(21)	66
Deferred revenue	(38)	—
Net Cash Used in Operating Activities	(1,556)	(1,378)

Investing Activities
Capital expenditures	(390)	(152)
Net Cash Used in Investing Activities	(390)	(152)

Financing Activities
Issuance of common stock, net of issuance costs	285	1,015
Proceeds from notes payable	15	411
Proceeds from notes payable (PPP)	127	—
Proceeds from convertible notes	2,957	—
Payment of financing costs	(115)	—
Principal payment on convertible notes	(100)	—
Net Cash Provided by Financing Activities	3,169	1,426
Net Increase in Cash	1,223	(104)
Cash – Beginning of period	32	261
Cash – End of period	$1,255	$157
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

Supplemental Non-cash Investing and Financing activities
Fair value of beneficial conversion and warrant features of Convertible Notes Payable	$2,587	$—
Original issue discounts recognized on Convertible Notes Payable	$653	$—
Warrants issued for debt and equity financing costs	$203	$—
Operating lease, ROU assets and liabilities	$2,050	$—
Common shares issued for acquisition	$—	$375
Inventory acquired from acquisition	$—	$21
Accounts payable acquired from acquisition	$—	$13

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     Description of Business, the Spin-off and Basis of Presentation

Description of Business

NexGel, Inc. (the “Company” or “NexGel”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. NexGel specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products and have recently began producing our own consumer products using the Company’s gels focused on proprietary branded products and white label opportunities. Both the Company’s gels and consumer products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable NexGel to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, the Company has the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, NexGel and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019.

The Spin-Off

On June 21, 2019, NexGel became an independent company through the pro rata distribution (“Spin-Off”) by Adynxx, Inc. (“Adynxx” and the “Parent”) in connection with the closing of a reverse merger between Adynxx, Inc. and Alliqua BioMedical, Inc., (“Adynxx”) of NexGel’s common stock for common stock of Parent.  Adynxx, Inc. was previously known as Alliqua BioMedical, Inc. and subsequently changed its name to Adynxx, Inc. on May 3, 2019.  The terms and conditions of the Spin-Off provided that each record holder of Parent stock as of April 22, 2019, received one share of NexGel common stock in book-entry form and resulted in the distribution of 5,005,211 shares of common stock of NexGel. Following the distribution, all existing operations were distributed to NexGel with the exception of a corporate lease for property in Yardley, Pennsylvania which was retained by Adynxx, Inc.

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

Basis of Presentation

The balance sheet as of September 30, 2021 and December 31, 2020 and the statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2021 consists of the balances of NexGel as prepared on a stand-alone basis. Prior to the separation, these financial statements were derived from the consolidated financial statements and accounting records of Adynxx, Inc.

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), which permit reduced disclosure for interim periods. The condensed balance sheet as of December 31, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by generally accepted accounting principles in the United States of America ("GAAP") with respect to annual financial statements. In the opinion of management, the condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021 and results of operations and cash flows for the nine months ended September 30, 2021 and 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto in the Company’s year-end financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s Form 10-K filed with SEC on March 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months and nine months ended September 30, 2021.

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

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience.  Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses.  Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $4 thousand as of September 30, 2021 and $1 thousand as of December 31, 2020.

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

The balance is made up of raw materials of $231 thousand and $190 thousand, work-in-progress of $0 thousand and $22 thousand, and finished goods of $30 thousand and $21 thousand on September 30, 2021 and December 31, 2020, respectively.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $37 thousand and $16 thousand of prepaid insurance, and $64 thousand and $9 thousand general prepaid expenses and other current assets in the period ended September 30, 2021 and December 31, 2020, respectively.

Other Assets

Other Assets is recorded at historical costs, and as of September 30, 2021 and December 31, 2020, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred on September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

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

Disaggregated revenue by sales type:

	Nine Months Ended
	September 30,
	2021	2020
Contract manufacturing	$559	$573
Custom and white label finished goods manufacturing	194	—
Nexgel branded consumer products	265	—

Total	$1,018	$573

As of September 30, 2021, the Company did not have any contract assets or contract liabilities from contracts with customers. As of September 30, 2021, there were no remaining performance obligations that the Company had not satisfied.

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

2.     Going Concern

As of September 30, 2021, the Company had a cash balance of $1,255,000. For the nine months ended September 30, 2021, the Company incurred a net loss of $2,671,000 and had a net usage of cash in operating activities of $1,556,000. In addition, the Company had a working capital deficit of $599,000 as of September 30, 2021.

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

3.     Net Loss Per Common Share

Basic loss per share data is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and other common stock equivalents, computed using the treasury stock method. The number of shares that may be issued for share-based payment awards under the Company’s 2019 Long-Term Incentive Plan are excluded from the calculation of weighted average dilutive common shares for the nine months ended September 30, 2021 and 2020, to the extent they are issued and outstanding, because their effect would be anti-dilutive.

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

Adam Levy, the Company's Chief Executive Officer, and Nachum Stein, a member of the Company's Board of Directors (the "Board"), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the Shares and Mr. Stein received 3,187,500 of the Shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein's partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the Purchase Price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

The fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Sports Defense acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $375,000. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Sports Defense's will be included in the Company's financial statements in future periods. The table below shows analysis for the Sports Defense acquisition ($in thousands):

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

	For the Nine Months Ended
	September 30,
	2021	2020
Revenues, net	$1,018	$590
Net loss allocable to common shareholders	$(2,672)	$(1,535)
Net loss per share	$(0.03)	$(0.02)
Weighted average number of shares outstanding	102,971,994	83,799,778

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2021 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2021 (remainder of year)	$52
2022	207
2023	207
2024	207
2025	207
Thereafter	1,428
Total undiscounted operating lease payments	$2,308
Less: Imputed interest	(320)
Present value of operating lease liability	$1,988
Weighted average remaining lease term	9.3 years
Weighted average discount rate	3.0%

Total operating lease expense for the nine months ended September 30, 2021 and 2020 was $192 thousand and $156 thousand related to the lease extension, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations under Accounting Standards Codification Topic 840, Leases.

Supplemental cash flows information related to leases was as follows ($ in thousands):

September 30,
2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$155
Change in right-of-use asset/liability due to lease amendments	$1,275

6.    Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$231	$190
Work-in-progress	—	22
Finished goods	30	21
	261	233
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$261	$233

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

7.    Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2021	2020
Machinery and equipment	3 - 10	$940	$2,894
Office furniture and equipment	3 - 10	50	49
Leasehold improvements	6	228	228
Construction in progress	N/A	—	461
		1,218	3,632
Less: accumulated depreciation and amortization		(471)	(3,079)
Property and equipment, net		$747	$553

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $75 thousand and $31 thousand, respectively.

8.    Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2021 and December 31, 2020 ($ in thousands:

	September 30,	December 31,
	2021	2020
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(14)	(6)
Product/Technology Related identifiable intangible assets, net	17	25
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(4)	(2)
Marketing related identifiable intangible assets, net	20	22
Total Identifiable intangible assets, net	$37	$47

In connection with the acquisitions of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.7 years and amortization expense amounted to $10 thousand for the nine months ended September 30, 2021.

As of September 30, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder of year)	$4
2022	14
2023	8
2024	3
2025	2
Thereafter	6
Total	$37

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2021	2020
Salaries, benefits and incentive compensation	$65	$43
Other	12	47
Total accrued expenses and other current liabilities	$77	$90

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

As of September 30, 2021, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	20,000,000
Warrants to purchase common stock	31,398,167

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

Revenues from three customers that exceeded 10% of total revenues for the period ended September 30, 2021 were 33%, 38%, and 24%. The accounts receivable from the top three customers were 16%, 17%, and 0% as well as 18% from one other customer of the total accounts receivable as of September 30, 2021.

Revenues from three customers that exceeded 10% of total revenues for the period ended September 30, 2020 were 13%,26% and 45%. The accounts receivable from the same three customers were 0%, 42%, and 37% of the total accounts receivable as of September 30, 2020.

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

12.    Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initially reserved a total of 2,000,000 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 2,000,000 shares of common stock to 17,000,000 shares of common stock and from 17,000,000 shares of common stock to 20,000,000 shares of common stock, all of which may be delivered pursuant to incentive stock options, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 500,000 shares of common stock.

Incentive stock options

On September 9, 2021, the Company granted Yaakov Spinrad, Miranda J. Toledano and Adam Levy, members of the Company Board, an option to purchase up to 500,000 each of the Company’s common stock at a per share exercise price of $0.15 under the Company’s 2019 under the Company’s 2019 Long-Term Incentive Plan.  This option awards vest in four equal calendar quarterly installments beginning on October 1, 2021.

In consideration for their appointment to the Board, each of the Board Appointees received a non-qualified stock option to purchase 500,000 shares of the Company’s common stock, par value $0.001, pursuant to the NexGel Inc. 2019 Long-Term Incentive Plan with a per share exercise price of $0.15 which will vest in four equal calendar quarterly installments beginning on October 1, 2021. Additionally, in anticipation to Ms. Toledano acting as the Chairperson of to-be-formed Audit Committee and, in consideration for acting as the Chairperson, the Board has agreed to pay Ms. Toledano a calendar quarter cash retainer of $10,000; provided, however, such cash retainer shall not be payable unless and until the Company’s common stock becomes listed on a national securities exchange.

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

On February 17, 2020, the Company granted certain equity awards to the members of the Company's Board of Director with the following terms: each of Messrs. Stefansky and Stein received two annual awards of stock options equal to $40,000 of the Company's common stock, granted under the Company 2019 Long-Term Incentive Plan (the "Incentive Plan"), with (i) the first grant being the right to purchase up to 2,857,141 shares of the Company's common stock at a per share exercise price of $0.014 with one-half of such option vesting on March 31, 2020 and the remaining one-half vesting in equal installments on June 30, 2020 and September 30, 2020, respectively, and with an acceleration of any unvested options upon the departure of applicable Board member from the Board for any reason and (ii) the second grant being the right to purchase up to a number of shares of the Company's common stock equal to $40,000 divided by the Fair Market Value (as defined in the Incentive Plan) of the Company's common stock as of October 10, 2020 at a per share exercise price equal to Fair Market Value of the Company's common stock as of October 10, 2020, which the Board determined to be $0.06 and equates to 666,667 shares underlying each of the second grants, with all of these options having vested as of September 30, 2021.

The following table contains information about the 2019 Plan as of September 30, 2021:

	Awards		Awards
	Reserved for		Available for
	Issuance	Awards Issued	Grant
2019 Plan	20,000,000	16,722,616	3,277,384

The following table summarizes the Company’s incentive stock option activity and related information for the period ended December 31, 2020 and for the period ended September 30, 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Term in Years
Outstanding at January 1, 2020	1,000,000	$0.053525	9.6
Granted	12,705,949	$0.0291	10.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2020	13,705,949	$0.027736	9.32

Granted	3,166,667	$0.113158	10.0
Exercised	—	—	—
Forfeited	(1,000,000)	0.04	—
Cancelled	(150,000)	0.01	—
Expired	—	—	—
Outstanding at September 30, 2021	15,722,616	$0.045783	8.78
Exercisable at September 30, 2021	10,322,616	$0.031274	8.63

As of September 30, 2021, vested outstanding stock options had $988 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of September 30, 2021, there was approximately $247 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.  The following assumptions were used to calculate share-based compensation expense for six months ended September 30, 2021:

Volatility	171.12%- 183.48%
Risk-free interest rate	0.46% - 0.86%
Dividend yield	0.0%
Expected term	5.0 – 5.75	years

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

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Granted	7,311,904	$0.023
Exercised and converted to common shares	(5,928,571)	0.014
Forfeited	—	—
Outstanding at December 31, 2020	1,383,333	$0.060
Granted	—	—
Exercised and converted to common shares	(1,383,333)	0.060
Forfeited	—	—
Outstanding at September 30, 2021	—	$—
Exercisable at September 30,2021	—	$—

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

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $167 thousand and $187 thousand has been recorded for the nine months ended September 30, 2021 and 2020, respectively.

Warrants

The following table shows a summary of common stock warrants through September 30, 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2019	5,250,000	$0.014000	2.81

Granted	2,117,500	$0.050720	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2020	7,367,500	$0.050720	2.54
Granted	24,030,667	$0.142320	4.88
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at September 30, 2021	31,398,167	$0.114686	3.79
Exercisable at September 30, 2021	31,398,167	$0.114686	3.79

As of September 30, 2021, vested outstanding warrants had $561 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

13.    Note Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 thousand under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP Loan for qualifying expenses and plans to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, the Company cannot completely assure at this time that such forgiveness of the PPP Loan, under Phase II, will occur. On June 2, 2021, the Company received notice from PNC Bank that its initial loan of $147,300 had been forgiven in its entirety by the SBA. The balance of the PPP loan as of September 30, 2021 and December 31, 2020 amounts to $127,400 and $147,300, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The SBA has deferred the initial installment payments until May 28, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. The balance of the EIDL Loan as of September 30, 2021 and December 31, 2020 amounts to $273,606, including accrued interest of $13,106, and $266,279, including accrued interest of $5,780, respectively.

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

Auctus Fund Financing

On March 11, 2021 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,680,000, including Original Issue Discount (OID) of $180,000 (the “Auctus Note”).  The net proceeds received by the Company were $1,337,000 (after deducting fees and expenses related to the transaction, including a payment to Alere (as defined and discussed below). The Company intends to use the net proceeds for working capital and general corporate purposes.

On August 13, 2021, the Company and Auctus entered a First Amendment to the Senior Secured Promissory Note, Warrants and Securities Purchase Agreement dated March 11, 2011 (the “Auctus Amendment”). The Auctus Amendment is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

On October 28, 2021, the Company and Auctus Fund, LLC entered a Second Amendment to the Senior Secured Promissory Note, Warrants and Securities Purchase Agreement dated March 11, 2011 (the “Auctus Second Amendment”). The Auctus Second Amendment is fully described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2021 and is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

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

The Auctus Note (as amended by the Auctus Amendment and Auctus Second Amendment) contains a number of events of default, including but not limited to the following: (i) the Company’s failure to be quoted or listed (as applicable) on the OTCQB, OTCQX, any tier of the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE American by December 15, 2021 (the “Trading Date”) and (ii) the Company’s failure to file a registration statement covering the Auctus’ resale at prevailing market prices (and not fixed prices) of all of the common stock underlying the Auctus Note and the Auctus Warrants (as defined below) within 30 calendar days following the Issuance Date, (ii) cause the registration statement to become effective by the Trading Date.  An event of default is subject to a confession of judgement against the Company in the favor of Auctus.  Additionally, the Auctus Note is secured by all of the assets of the Company pursuant to a security agreement that was entered into in connection with the issuance of the Auctus Note (the “Security Agreement”); provided, however, the Security Agreement will be automatically terminated as of the Trading Date assuming no event of default then exists. The Auctus Amendment waived any events of default which may have existed under Sections 3.18 and 3.19 of the Auctus Note prior to August 13, 2021.

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

Alere Financial, A Division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the Auctus Note and received a total cash fee equal to $120,000 (or 8% of the principal amount of the Auctus Note).  Additionally, Alere received warrants to purchase 654,545 and 545,455 shares of common stock at an exercise price equal to $0.125 and $0.15, respectively, for such services rendered. Alere’s warrants are in a customary form reasonably acceptable to Alere and exercisable for 3 years.  Mr. Levy, the Company’s Chief Executive Officer, is affiliated with Alere but has waived any portion of such fee received by Alere to which he is entitled as an affiliate of Alere.

As of September 30, 2021, the Auctus Fund Financing note outstanding was $510,904, which consisted of unamortized balance of $852,288 of a beneficial conversion and warrant features, unamortized original issue discount of $125,260 and unamortized debt issuance costs of $191,547.

Investor Private Placement Offering

On September 2, 2021,  the Company conducted a closing of a private placement offering (the “September 2 Offering”) with twenty accredited investors (the “September 2 Investors”) whereby the Company entered into a securities purchase agreement (the “September Purchase Agreement”) with the Investors pursuant to which the Company issued to the Investors subordinated secured convertible promissory notes in the aggregate principal amount of $1,620,000 (the “September 2 Notes”). The net proceeds received by the Company were $1,504,400 (after deducting fees owed to its placement agent, Alere (as defined and discussed below)). The Company intends to use the net proceeds for working capital and general corporate purposes.

The Notes have a maturity date of one year from September 2, 2022. The Notes bear interest at a rate of 12% per annum, which is also payable on maturity, with the understanding that the first 12 months of interest (equal to an aggregate of $194,400) is guaranteed and deemed to be earned in full as of September 2, 2021. In the event the Company fails to pay any amount when due under the September 2 Notes, the interest rate will increase to the greater of 18% or the maximum amount permitted by law. The Notes may be prepaid during the first 180 calendar days from September 2, 2021 subject to a 110% prepayment penalty on all principal and accrued but unpaid interest then outstanding. The Notes may not be prepaid in whole or in part after 180 calendar days from September 2, 2021. The September 2 Investors may convert any amount due under the September 2 Notes at any time, and from time to time, into shares of the Company’s common stock at a conversion price of $0.15 per share; provided, however, that the Investors may not convert any portion of the September 2 Notes that would cause such Investor to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the September Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares and other dilutive events. The September 2 Notes contain a number of events of default, including but not limited to the Company’s failure to file a registration statement covering the Investors’ resale of all of the common stock underlying the September 2 Notes and the September 2 Warrants (as defined below) upon the earlier of 30 calendar days following the effectiveness of a registration statement relating to an underwritten public offering of the Company or December 31, 2021, and  cause such registration statement to become effective within 150 calendar days following the initial filing date.

Additionally, the September 2 Notes are secured by all of the assets of the Company pursuant to a security agreement that was entered into in connection with the issuance of the September 2 Notes (the “September 2 Security Agreement”); provided, however, the Security Agreement will automatically terminate on the business day immediately preceding the Company’s common stock being quoted or listed for trading on the OTCQB Marketplace, OTCQX, any tier of the NASDAQ, Stock Market, the New York Stock Exchange, or the NYSE American assuming that no event of default under the Notes then exists. The secured interest in all of the Company’s assets granted to the Investors is subordinated to a first priority secured interest previous granted to Auctus Fund, LLC pursuant to the terms of a September 2 Subordination Agreement (the “September 2 Subordination Agreement”).

In connection with the issuance of the Notes, the Investors were also issued five-year warrants to purchase up to an aggregate of 10,800,000 shares of the Company’s common stock (the “September Warrant Shares”) at an exercise price of $0.15 per share (the “September 2 Warrants”).

The Investors may not exercise the September 2 Warrants with respect to any number of September 2 Warrant Shares that would cause such Investor to beneficially own in excess of 4.99% of the Company’s common stock. The September 2 Warrants may be exercised for cash, or, if the “market price” of the Company’s common stock is greater than the Spetmeber 2 Warrant’s exercise price, and there is not an effective registration statement covering the September 2 Warrant Shares, the Septmeber 2 Warrants may be exercised on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September 2 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction.

Pursuant to the September 2 Purchase Agreement, the Company agreed that, while any amount remains unpaid under the September 2 Notes, it would not sell securities on more favorable terms than those provided to the Investors, without adjusting the Investors’ terms accordingly. This right will terminate as of the Post Lock-Up Termination Date (as defined in the September 2 Purchase Agreement). Further, among other things, the Company agreed that, while any amount remains unpaid under the Notes, it would not enter into any variable rate transactions.

In connection with the issuance of the September 2 Notes, the Company entered into a registration rights agreement with the September 2 Investors (the “September 2 Registration Rights Agreement”) whereby the Company agreed to file a registration statement covering the September 2 Investors’ resale of all of the common stock underlying the September 2 Notes and the September 2 Warrants upon the earlier of 30 calendar days following the effectiveness of a registration statement relating to an underwritten public offering of the Company or December 31, 2021 and cause such registration statement to become effective within 150 calendar days following the initial filing date. In connection with the September  2 Offering, the Investors entered into a Lock-Up Agreement (the “Lock-Up Agreement”) whereby each Investor agreed not to sell certain percentages of the equity such Investor owns in the Company for a certain period of time subsequent to an initial public offering of the Company’s equity.

Alere Financial, a division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the September 2Notes and received a total cash fee equal to $115,600 and warrants to purchase up to 770,667 shares of the Company’s common stock, with a term of five years, at a per share exercise price of $0.15. Mr. Levy, the Company’s Chief Executive Officer, is affiliated with Alere but has waived any portion of such fee received by Alere to which he is entitled as an affiliate of Alere.

As of September 30, 2021, the September 2 Notes’ outstanding balance was $250,710, which consisted of unamortized balance of $1,277,536 of a beneficial conversion and warrant features, unamortized original issue discount of $179,446 and unamortized debt issuance costs of $106,708.

15.    Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019, the Company issued 770,667, 1,200,000, 260,000, 255,000, 1,550,000, 1,250,000 and 4,000,000 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.014 to $0.15 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

								Future
								Estimated
		Warrant				Time to	Calculated	Quarterly
	Exercise	Expiration		Interest Rate	Volatility	Maturity	fair value	Dividend
Black -Scholes Assumptions	Price	Date	Stock Price (8)	(annual) (9)	(annual) (10)	(Years)	per share	per share(11)
September 2, 2021(1)	$0.15	September 2, 2024	$0.10	0.78%	182.74%	5.0	$0.0095	$—
March 11, 2021(2)	$0.125 – 0.15	March 11, 2024	$0.10	0.17%	172.54%	5.0	$0.0093 - 0.0094	$—
February 3, 2021(3)	$0.08	February 3, 2024	$0.08	0.18%	171.71%	3.0	$0.0690703	$—
December 24, 2020(4)	$0.08	December 24, 2020	$0.08	0.17%	172.54%	3.0	$0.0692188	$—
March 18, 2020(5)	$0.04	March 18, 2020	$0.04	0.66%	137.41%	3.0	$0.0307299	$—
September 10, 2019(6)	$0.014	September 10, 2022	$0.014	1.61%	139.84%	3.0	$0.01091	$—
November 6, 2019(7)	$0.014	November 6, 2022	$0.014	1.60%	138.48%	3.0	$0.01095	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

								Future
								Estimated
		Warrant				Time to	Calculated	Quarterly
	Exercise	Expiration		Interest Rate	Volatility	Maturity	fair value	Dividend
Black-Scholes Assumptions	Price	Date	Stock Price (8)	(annual) (9)	(annual) (10)	(Years)	per share	per share(11)
September 30, 2021(1)	$0.15	September 2, 2024	$0.10	0.98%	186.60%	5.00	$0.00955743	$—
September 30, 2021(2)	$0.125 – 0.15	March 11, 2024	$0.10	0.98%	186.60%	4.45	$0.00946 - 0.00941	$—
September 30, 2021(3)	$0.08	February 3, 2024	$0.08	0.28%	186.60%	4.45	$0.0677956	$—
September 30, 2021(4)	$0.08	December 24, 2020	$0.08	0.28%	186.60%	2.35	$0.0669797	$—
September 30, 2021(5)	$0.04	March 18, 2020	$0.04	0.28%	186.60%	2.23	$0.0296428	$—
September 30, 2021(6)	$0.014	September 10, 2022	$0.014	0.09%	186.60%	1.46	$0.0296428	$—
September 30, 2021(7)	$0.014	November 6, 2022	$0.014	0.09%	186.60%	0.95	$0.0094172	$—

								Future
								Estimated
		Warrant		Interest		Time to	Calculated	Quarterly
	Exercise	Expiration	Stock	Rate	Volatility	Maturity	fair value	Dividend
Black-Scholes Assumptions	Price	Date	Price (8)	(annual) (9)	(annual) (10)	(Years)	per share	per share(11)
December 31, 2020(4)	$0.08	December 24, 2020	$0.08	0.17%	172.38%	2.98	$0.0692188	$—
December 31, 2020(5)	$0.04	March 18, 2023	$0.04	0.13%	172.38%	2.21	$0.0307299	$—
December 31, 2020(6)	$0.014	September 10, 2022	$0.014	0.13%	172.38%	1.85	$0.01091	$—
December 31, 2020(7)	$0.014	November 6, 2022	$0.014	1.13%	172.38%	1.69	$0.01095	$—
(1)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 2nd, 2021
(2)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 11th, 2021
(3)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on February 3rd, 2021
(4)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on December 24th, 2020
(5)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 18th, 2020
(6)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019
(7)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019
(8)	Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.
(9)	Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented period ending date, as published by the U.S. Federal Reserve.
(10)	Based on the historical daily volatility of Guideline Public Companies and each presented period ending date.
(11)	Current estimated dividend payments beyond initial four quarters. At a future date, the company will review the working capital needs and make a final determination of any future dividend payments.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value as of period ending 12/31/19	5,250,000	$0.01086	$56

Fair Value at initial measurement date	1,805,000	$0.03616	$65
Change in fair value of warrant liability			2
Fair Value as of period ending 12/31/20	7,055,000		$123
Fair Value at initial measurement dates	2,230,667	$0.08933	$203
Change in fair value of warrant liability			(10)
Fair Value as of period ending 9/30/2021	9,285,667		$316

16.    Related Party Transactions

Convertible Promissory Note

On December 24, 2020, the Company issued two Secured Convertible Promissory Notes in an aggregate amount of $100,000 to Mr. Stein, a member of the board of directors and an entity affiliated to Mr. Stein, N&F Trust 774 (See Note 14). The notes were repaid in March 2021.

On September 2, 2021, the Company issued three Secured Convertible Promissory Notes to members of of the board of directors in an aggregate amounts of $150,000 to Mr. Stein, $150,000 to Mr. Stefansky (Bezalel Partners, LLC), and $50,000 to Dr. Zeldis (See Note 14).

Advances

Dr. Jerome Zeldis, a member of the Company Board, has an outstanding balance due of $30,000 for services as of December 31, 2020. The fees were paid in February 2021.

Sports Defense Acquisition

On May 29, 2020, the Company entered into a Membership Interest Purchase Agreement whereby the Company purchased all of the outstanding equity securities of Sport Defense LLC. Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors, were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the shares and Mr. Stein received 3,187,500 of the shares (See Note 3).

17.    Subsequent Events

The Company has evaluated subsequent events for the potential recognition or disclosure through November [10], 2021, the date the financial statements were available to be issued, and has determined that the following matter should be disclosed in the accompanying condensed financial statements.

Auctus Fund Second Amendment

On October 28, 2021, the Company and Auctus Fund, LLC entered a Second Amendment to the Senior Secured Promissory Note, Warrants and Securities Purchase Agreement dated March 11, 2011 (the “Auctus Second Amendment”). The Auctus Second Amendment is fully described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2021 and is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

Adam Levy Executive Employment Agreement

On November 4, 2021, we entered into an employment agreement with Adam Levy, the Company’s current Chief Executive Officer and President. Mr. Levy has served as our Chief Executive Officer and President since September 10, 2019 without an employment agreement. Mr. Levy has also served as a member of our Board of Directors since September 9, 2021. Mr. Levy was approved be all of the disinterested members of the Board of Directors pursuant to the Delaware General Corporation Law. Mr. Levy’s agreement will become effective upon our common stock being initially listed for trading on any tier of the NASDAQ Stock Market, the New York Stock Exchange, the NYSE American, or any other national securities exchange, which would occur if this offering is successful (the “Initial Public Offering”). The term of the agreement is for one year from the effective date.

If Mr. Levy’s agreement becomes effective, Mr. Levy would be paid a base salary of $300,000 per year. Additionally, Mr. Levy would be eligible for cash bonuses as follows: (i) $33,000 in the event the we achieve net income for two consecutive fiscal calendar quarters for the period which is one year after the Initial Public Offering (the “Net Income Bonus”) and (ii) $67,000 in the event the average closing price of our common stock over any consecutive three month period during the first year subsequent to the Initial Public Offering equals or exceeds one hundred and fifty percent (150%) the price per share at which our common stock is sold at the Initial Public Offering (the “Trading Price Bonus”). Both the Net Income Bonus and the Trading Price Bonus may be earned if both thresholds are achieved or either the Net Income Bonus or the Trading Price Bonus may be earned if only one of the thresholds is achieved. The Net Income Bonus and the Trading Price Bonus shall survive the termination of Mr. Levy so long as the termination is not for cause (as defined in the agreement) and the applicable thresholds are achieved within the one year period after the Initial Public Offering.

Upon effectiveness of the agreement, Mr. Levy will also receive a grant of shares of our common stock equal to $50,000 divided by the per share price at which our common stock is sold at the Initial Public Offering (the “Equity Grant”). The Equity Grant would vest in twelve equal monthly installments (subject to any rounding adjustments) during the term of the agreement with the first installment vesting on the effective date. Mr. Levy would also be eligible to receive, from time to time, additional equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, would be determined by our Board of Directors or Compensation Committee, in their discretion. Mr. Levy would also be eligible to participate in any benefit plan or program we adopt.

Pursuant to Mr. Levy’s agreement, if Mr. Levy’s employment is terminated upon his disability, Mr. Levy would be entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary, accrued personal time and business expenses): (i) his then base salary for a period of three months (in accordance with our general payroll policy) commencing on the first payroll period following the fifteenth day after termination of employment and (ii) substantially similar coverage under our then-current medical, health and vision insurance coverage for a period of three months. Additionally, if Mr. Levy’s employment is terminated for disability, the vesting of any option grants would continue to vest pursuant to the schedule and terms previously established during the three month severance period. Subsequent to the three month severance period the vesting of any option grants would immediately cease. The severance benefits described above are collectively referred to in this Form 10-Q as the “Severance Benefits”.

Pursuant to Mr. Levy’s agreement and during the initial six months of the term of the agreement, if Mr. Levy resigns for good reason (as defined in the agreement) or is terminated by us without cause (as defined in the agreement), Mr. Levy would be entitled to receive (i) his then base salary (in accordance with our general payroll policy) commencing on the first payroll period following the fifteenth day after termination of employment and (ii) substantially similar coverage under our then-current medical, health and vision insurance coverage for a period of one year.

Pursuant to Mr. Levy’s agreement and subsequent to the initial six months of the term of the agreement, if Mr. Levy resigns for good reason or is terminated by us without cause or if we fail to enter into a new employment agreement with Mr. Levy at the end of term of the agreement after bona fide and good faith negotiation between us and Mr. Levy, Mr. Levy would be entitled to receive Severance Benefits for a period of one year less one month for each month (on a pro-rated basis) such termination or resignation occurs subsequent to the initial six month anniversary of the term (the “Adjusted Severance Period”). For example, in the event Mr. Levy is terminated without cause or resigns for good reason at the end of the eight month anniversary of the effective date, Mr. Levy would be entitled to an Adjusted Severance Period of ten months.

If we terminate Mr. Levy’s employment for cause or employment terminates as a result of Mr. Levy’s resignation (without good reason) or death, Mr. Levy would only be entitled to any salary earned but unpaid prior to termination, all accrued but unused personal time, and any business expenses that were incurred but not reimbursed as of the date of the termination. Vesting of any option grants would immediately cease.

Mr. Levy’s agreement also contains certain non-competition, non-solicitation, confidentiality, and assignment of inventions provisions whereby Mr. Levy is subject to non-competition and non-solicitation restrictions for a period of one year and two years following termination of his employment respectively.

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

Overview

We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products and have recently began producing our own consumer products using our gels focused on proprietary branded products and white label opportunities. Both our gels and our consumer products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended September 30, 2021 and 2020

Revenue

Revenues, net. For the three months ended September 30, 2021, revenues increased by $93,000 to $335,000 when compared to $242,000 for the three months ended September 30, 2020. The increase in our overall revenues was predominantly due to growth of consumer product sales and finished good custom white-label sales. The branded product sales increased growth, however, there was a decrease in our historical legacy revenue due to certain customers experiencing supply chain packaging delays related to COVID-19 in 2021.

Gross profit (loss). Our gross loss was $57,000 for the three months ended September 30, 2021, compared to a gross loss of $27,000 for the three months ended September 30, 2020. The gross loss recorded for the three months ended September 30, 2021, as compared to a gross profit recorded for the three months ended September 30, 2020, was primarily due to a significant cost associated with the supplemental staffing requirements in the current quarter. On a percentage basis, our gross loss was approximately (17)% for the three months ended September 30, 2021. Gross loss for the three months ended September 30, 2020 was approximately (11)%.

The components of cost of revenues are as follows for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended
	September 30,
	2021	2020
Cost of revenues
Materials and finished products	$121	$83
Share-based compensation	—	—
Compensation and benefits	157	115
Depreciation and amortization	22	7
Equipment, production and other expenses	92	64
Total cost of revenues	$392	$269

Cost of revenues increased by $123 thousand to $392 thousand for the three months ended September 30, 2021, as compared to $269 thousand for the three months ended September 30, 2020. The increase in cost of revenues was primarily due to a significant cost associated with restart of the plant accelerator post upgrade and increased material and finished products associated with increased revenue. The Company anticipates increased utilization of the facility is the current year, which we believe will increase our gross margins as the fixed cost of the facilities will not increase on a proportional basis.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended
	September 30,
	2021	2020
Selling, general and administrative expenses
Compensation and benefits	$87	$132
Share-based compensation	45	83
Depreciation and amortization	3	42
Other expenses and professional fees	418	251

Total selling, general and administrative expenses	$553	$508

Selling, general and administrative expenses increased by $45,000 to $553,000 for the three months ended September 30, 2021, as compared to $508,000 for the three months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to our decrease in compensation and benefits and our share-based compensation offset by higher costs for professional fees and other administrative expenses.

Compensation and benefits declined by $45,000 to $87,000 for the three months ended September 30, 2021, as compared to $132,000 for the three months ended September 30, 2020. The company’s adjustments to staffing resulted in a compensation decrease compared to the prior year period.

Share-based compensation was $45,000 for the three months ended September 30, 2021, which is related to stock option expense of $24,000 to a director and a strategic advisor and $21,000 related to the vesting of restricted awards to our Chief Executive Officer. Share-based compensation was $83,000 for the three months ended September 30, 2020, which is related to the issuance of 5,714,282 stock options and the issuance of restricted awards to our Chief Executive Officer.

Other Expenses and professional fees increased by $167,000 to $418,000 for the three months ended September 30, 2021 from $251,000 for the three months ended September 30, 2020. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was the primary result of professional fees incurred in preparation for a planned exchange listing.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

Revenues, net. For the nine months ended September 30, 2021 revenues were $1,018,000 and increased by $445,000 when compared to $573,000 for the nine months ended September 30, 2020. The increase in our overall revenues was predominantly due to initiation of consumer product sales and finished good custom white-label and branded product sales. There was a decrease in our historical legacy revenue due to certain customers experiencing supply chain delays related to Covid-19 during 2020.

Gross profit (loss). Our gross loss was ($95,000) for the nine months ended September 30, 2021 compared to a gross loss of ($153,000) for the nine months ended September 30, 2020. The loss recorded for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the higher volume of contract manufacturing sales and lower manufacturing labor costs. Gross loss was approximately -9% for the nine months ended September 30, 2021. Gross profit was (26.7)% for the nine months ended September 30, 2020.

The components of cost of revenues are as follows for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cost of revenues
Materials and finished products	$351	$167
Share-based compensation	—	1
Compensation and benefits	419	355
Depreciation and amortization	65	21
Equipment, production and other expenses	278	182
Total cost of revenues	$1,113	$726

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Selling, general and administrative expenses
Compensation and benefits	$259	$350
Share-based compensation	230	186
Depreciation and amortization	10	49
Other expenses and professional fees	1,089	846

Total selling, general and administrative expenses	$1,588	$1,431

Selling, general and administrative expenses increased by $157,000 to $1,588,000 for the nine months ended September 30, 2021, as compared to $1,431,000 for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses is primarily attributable to a decrease in compensation and benefits as well as other expenses and professional fees offset by an increase in share-based compensation as compared to the prior year period.

Compensation and benefits decreased by $91,000 to $259,000 for the nine months ended September 30, 2021, as compared to $350,000 for the nine months ended September 30, 2020. The number of employees increased compared to the prior period, however, adjustments to staffing compensation resulted in a decrease compared to the prior year period.

Share-based compensation was $230,000 for the nine months ended September 30, 2021, which is related to stock option expense of $167,000 to a director and a strategic advisor and $63,000 related to the vesting of restricted awards to our Chief Executive Officer.

Other Expenses and Professional fees increased by $243,000 to $1,089,000 for the nine months ended September 30, 2021 from $846,000 for the nine months ended September 30, 2020. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the decrease in professional fees compared to the prior year period was the primary result in the cost reduction, offset by professional fees incurred in preparation for a planned exchange listing.

Liquidity and Capital Resources

As of September 30, 2021, we had $1.3 million of cash, compared to $32 thousand of cash at December 31, 2020. Net cash used in operating activities was $1.5 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Net cash used in investing activities during the nine months ended September 30, 2021 was $390 thousand related to facility upgrade costs. Net cash used in investing activities was $152 thousand for the nine months ended September 30, 2020 related to equipment purchases.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $3.2 million which is attributable to the issuance of common stock of $285 thousand and proceeds of notes payable of $15 thousand and proceeds from the PPP loan of $128 thousand and convertible notes payable of $2.8 million. Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.4 million which is attributable to the issuance of common stock of $1.0 million and proceeds of a notes payable of $408,000.

At September 30, 2021, current assets totaled $1,810,000 and current liabilities totaled $2,409,000, as compared to current assets totaling $363,000 and current liabilities totaling $1,331,000 at December 31, 2020. As a result, we had working capital deficit of $599,000 at September 30, 2021, compared to a working capital deficit of $887,000 at December 31, 2020. The decrease in the working capital deficit as of September 30, 2021 is primarily attributable to the capital raised and additional convertible notes payable due in March 2022 and September 2022.

On September 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued to twenty investors a 12% senior secured convertible promissory note in the principal amount of $1,814,000, including Original Issue Discount (OID) of $194,400, which is convertible into shares of the Company's common stock at a price per share of $0.15. The net proceeds received by the Company were $1,504,400 after deducting fees and expenses related to the transaction.

On March 11, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a 12% senior secured convertible promissory note in the principal amount of $1,680,000, including Original Issue Discount (OID) of $180,000, which is convertible into shares of the Company’s common stock at a price per share of $0.10. The net proceeds received by the Company were $1,337,000 after deducting fees and expenses related to the transaction.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred on September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on the 3 year contractual expiration date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2021, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of September 30, 2021 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 2, 2021, the Company conducted a closing of a private placement offering (the "September 2 Offering") with twenty accredited investors (the "September 2 Investors") whereby the Company entered into a securities purchase agreement (the "September Purchase Agreement") with the Investors pursuant to which the Company issued to the Investors subordinated secured convertible promissory notes in the aggregate principal amount of $1,620,000 (the "September 2 Notes"). The net proceeds received by the Company were $1,504,400. The September 2, 2021 Notes are convertible into shares of common stock at $0.15 per shares. In connection with the issuance of the September 2 Notes, the Investors were also issued five-year warrants to purchase up to an aggregate of 10,800,000 shares of the Company's common stock at an exercise price of $0.15 per share. Alere Financial, a division of Cova Capital Partners, LLC ("Alere"), served as the placement agent for the September 2Notes and received, among other consideration, warrants to purchase up to 770,667 shares of the Company's common stock, with a term of five years, at a per share exercise price of $0.15.

All of the shares issued and sold (including those underlying the Auctus Note and Auctus Warrants) described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each investor represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

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
10.1

Second Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated October 28, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 3, 2021).

10.2	Executive Employment Agreement, dated November 4, 2021 by and between NexGel. Inc. and Adam Levy (incorporated by reference to Exhibit 10.22 to Form S-1 filed with the SEC on November 9, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

NEXGEL, INC.

Date: November 10, 2021	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)