Form 10-K/A
period 2021-12-31
NEXGEL, INC.
filed 2022-05-02
CIK 1468929

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

As of March 21, 2022, the registrant had 5,572,234 shares of common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Turner, Stone & Company, L.L.P	Dallas, TX	76

EXPLANATORY NOTE

On March 21, 2022, NexGel, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company is filing this Amendment to include Part III information in its Original Form 10-K because the Company will not file a definitive information statement containing this information before that date. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive information statement into Part III has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Except as specifically stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table and biographies that follow sets forth the name, age, position and description of the business experience of individuals who serve as our executive officers and directors as of the date of this prospectus and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they should serve as directors.

Name	Age	Position
Executive Officers
Adam Levy	59	Chief Executive Officer, President and Director
Adam E. Drapczuk III	46	Chief Financial Officer
Directors
Steven Glassman	57	Director
Yaakov Spinrad	32	Director
David Stefansky	49	Director
Nachum Stein	72	Director
Miranda J. Toledano	45	Director
Dr. Jerome B. Zeldis, M.D., Ph.D.	72	Director

Executive Officers

Adam Levy, Chief Executive Officer, President and Director

Mr. Levy, 59, has served as our Chief Executive Officer and President since September 10, 2019 and was our Chief Financial Officer from December 31, 2019 until June 1, 2021.  Mr. Levy has also served on our Board since September 9, 2021.  Mr. Levy is an investment banker associated with Cova Capital and has been a capital markets specialist for the past six years. Prior to that, he was the president and CEO of Warlock Records Inc. and its related companies from its inception in 1985. While at Warlock, he led the successful turn-around of several financially distressed music companies as part of a roll up strategy. He has expertise in consumer products, marketing, television/radio advertising and direct to consumer sales.

Adam E. Drapczuk, Chief Financial Officer

Mr. Drapczuk, 46, has served as our Chief Financial Officer since June 1, 2021. Mr. Drapczuk served as Financial Controller for R-Pharm US, a private fully integrated specialty pharmaceutical company focused on commercial opportunities to treat cancer and chronic immune diseases from September 2016 to April 2020 and has remained in a consulting role with the company since then. He also served as Vice President of Finance, CFO, for Inpellis, Inc.; Controller and Director of Finance for Tris Pharma; and Director of Finance for West-Ward Pharmaceuticals Corp. Mr. Drapczuk began his career in accounting and finance at KPMG LLP, servicing the firm’s assurance clients. He received his B.S. in accounting at Susquehanna University in Selinsgrove, PA.

Board of Directors

Steven Glassman, Director

Steven Glassman, 57, has served on our Board of Director since March 8, 2021. Since January 2018, Mr. Glassman has served in the role of Global Business Initiatives at Nephila Advisors, LLC, a Nashville, TN based firm focused on catastrophic reinsurance and weather risk transfer markets in connection with the capital markets. From 2010 to 2017, Mr. Glassman served as the Chief Management Officer of Nephila Capital Ltd. Mr. Glassman holds a Bachelor of Arts in Economics from Vanderbilt University.

Yaakov Spinrad, Director

Mr. Spinrad, 32, has served on our Board of Directors since September 9, 2021. Mr. Spinrad is currently a Venture Partner at Cane Investment Partners, a private investment firm located in Chicago, Illinois. Mr. Spinrad also serves as Chief Executive Officer of Vitae Health Systems, a multi-specialty healthcare solutions private company headquartered in Chicago, Illinois. Mr. Spinrad currently serves on the Board of Directors of Key Autism Services, Third Eye Health, Vitae Health Systems, Relief Mental Health and Hampton Social, all of which are private companies. Prior to Cane Investment Partners’ founding, he worked at a single-family office, where he was both the director of acquisitions, and responsible for numerous portfolio operating companies, and real estate investments.

David Stefansky, Director

Mr. Stefansky, 49, has served on our Board of Directors since September 10, 2019. Mr. Stefansky is a principal at Bezalel Partners, LLC, a private company engaged in principal investments and advisory services for early stage companies. He previously served in senior roles at investment banks and in executive and corporate director roles for private and publicly traded emerging growth companies in various sectors.

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

Miranda J. Toledano, Director

Ms. Toledano, 45, has served on our Board of Directors since September 9, 2021. Since its founding in 2018, Ms. Toledano has served as Chief Operating Officer, Chief Financial Officer and Director at TRIGR Therapeutics, a private clinical stage immuno-oncology company focused on bispecific antibodies which was acquired by Compass Therapeutics in June 2021. Ms. Toledano currently serves as a director of Compass Therapeutics (OTC: CMPX), Entera Bio Ltd. (Nasdaq: ENTX), Journey Medical and Lipomedix. Additionally, Ms. Toledano served on the executive management team of Sorrento Therapeutics (Nasdaq: SRNE) as EVP Corporate Development from September 2016 until August 2017. From 2012 to 2016, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed equity capital market transactions totaling over $4 billion in aggregate value. Prior to joining MLV, from 2004 until 2010, Ms. Toledano served in the investment group of Royalty Pharma (Nasdaq: RPRX). From 1998 to 2003, Ms. Toledano led the Life Sciences Corporate Finance group at Ernst & Young (Israel). Ms. Toledano holds a BA in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

Dr. Jerome B. Zeldis, M.D., Ph.D., Director

Dr. Zeldis, 72, has served on our Board of Directors since April 1, 2020. Since April 2020, Dr. Zeldis has been serving as the executive chairman ViralClear Pharmaceuticals, Inc., a partially owned subsidiary of BioSig Technologies, Inc. (NASDAQ: BSGM), a company for which Dr. Zeldis has also been a member of the Board of Directors since May 2019. From 2016 to March 2019, Dr. Zeldis served as Chief Medical Officer and President of Clinical Research, Medical Affairs Drug Safety, Quality, and Regulatory at Sorrento Therapeutics, Inc. From 2014 until 2016, Dr. Zeldis served as chief executive officer of Celgene Global Health and chief medical officer of Celgene Corporation. Since June 2011, Dr. Zeldis has been a director of Soligenix, Inc. and PTC Therapeutics, Inc. He attended Brown University for an AB, MS, followed by Yale University for an MPhil, MD, and PhD in Molecular Biophysics and Biochemistry. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey.

Family Relationships

There are no family relationships among any of NexGel’s directors or executive officers except that Mr. Stefansky is the uncle of Mr. Spinrad.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Mr. Glassman, Ms. Toledano and Mr. Zeldis, each of whom our board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Ms. Toledano is the chairman of our audit committee and Ms. Toledano qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee has adopted a written audit committee charter, viewable at https://nexgel.com/corporategovernance, that provides that the functions of our audit committee include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing and approving related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee is currently comprised of Mr. Glassman, Mr. Spinrad and Mr. Zeldis. Our board has determined that each of Mr. Glassman, Mr. Spinrad and Mr. Zeldis qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and a “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a material relationship with us that would affect his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Mr. Glassman is the chairman of our compensation committee.

Our compensation committee has adopted a written compensation committee charter, viewable at https://nexgel.com/corporategovernance, that provides that the functions of our compensation committee include, among other things:

●	reviewing and approving, or recommending to our board of directors for approval, the compensation of our executive officers and any compensatory arrangement with our executive officers;

●	reviewing and recommending to our board of directors for approval the compensation of our directors and any changes to their compensation;

●	reviewing and approving, or recommending to our board of directors for approval, and administering incentive compensation and equity incentive plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Mr. Spinrad, Ms. Toledano and Mr. Zeldis. Our board has determined that each of Mr. Spinrad, Ms. Toledano and Mr. Zeldis qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Mr. Zeldis is the chairman of our nominating and corporate governance committee.

Our nominating and corporate governance committee has adopted a written nominating and corporate governance committee charter, viewable at https://nexgel.com/corporategovernance, that provides that the functions of our nominating and corporate governance committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	overseeing the evaluation and the performance of our board of directors and of individual directors;

●	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	overseeing our corporate governance practices;

●	contributing to succession planning; and

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Codes of Ethics

We are committed to high standards of ethical conduct and professionalism and have adopted a Code of Ethics viewable at https://nexgel.com/corporategovernance.. The Code of Ethics applies to all our directors, all our officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees and sets forth our policies and expectations on a number of topics including avoiding conflicts of interest, confidentiality, insider trading, protection of NexGel and customer property and providing a proper and professional work environment.

Section 16(a): Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of our common stock and other equity securities. On the basis of information submitted by our directors and executive officers, we believe that our directors and executive officers timely filed all required Section 16(a) filings for fiscal year 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Summary

The following table summarizes all compensation received by our named executive officer December 31, 2021 and 2020:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Levy, Chief Executive Officer (1)	2021	180,000	50,000	-	72,961	(2)	-	-	-	302,961
	2020	143,077	-	83,000	-		-	-	-	226,077

Adam E. Drapczuk III, Chief Financial Officer (3)	2021	36,332	-	-	-		-	-	-	36,332
	2020	-	-	-	-		-	-	-	-

(1)	Mr. Levy was appointed as our Chief Executive Officer and President on September 10, 2019 and our Chief Financial Officer on December 31, 2019. On June 1, 2021, Adam E. Drapczuk was appointed to replace Mr. Levy as our Chief Financial Officer.
(2)	On September 9, 2021, the Company granted a stock option of 14,286 shares of the Company’s common stock at a per share exercise price of $5.25 under the Company’s 2019 Long-Term Incentive Plan to Mr. Levy for his service as a board of director. The shares vest equally over four quarters, from October 1, 2021 through July 1, 2022.

(3)	Mr. Drapczuk was appointed our Chief Financial Officer on June 1, 2021. Mr. Drapczuk does not currently have an employment agreement with the Company.

NexGel Employee Equity Plan

2019 Long-Term Incentive Plan

On March 8, 2019, our stockholders approved the 2019 Long-Term Incentive Plan (the “2019 Plan”), which was adopted by our board of directors on March 8, 2019. The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We initially reserved a total of 57,143 shares of our common stock for awards under the 2019 Plan. Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 57,143 shares of common stock to 485,715 shares of common stock and from 485,715 shares of common stock to 571,429 shares of common stock, all of which may be delivered pursuant to incentive stock options. The maximum number of shares of common stock that may be delivered pursuant to incentive stock options under the 2019 Plan is 571,429 shares and the maximum number of shares of common stock with respect to which stock options or stock appreciation rights may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

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

Employment Agreements

Prior to November 4, 2021, Mr. Levy, our Chief Executive Officer, did not have an employment agreement with us. However, on November 4, 2021, we entered into an executive employment agreement with Mr. Levy which became effective upon our common stock being initially listed for trading on any tier of the NASDAQ Capital Market on December 27, 2021 (the “Initial Public Offering”). The term of the agreement is for one year from the Initial Public Offering.

Pursuant to the agreement, Mr. Levy is paid a base salary of $300,000 per year. Additionally, Mr. Levy is eligible for cash bonuses as follows: (i) $33,000 in the event the we achieve net income for two consecutive fiscal calendar quarters for the period which is one year after the Initial Public Offering (the “Net Income Bonus”) and (ii) $67,000 in the event the average closing price of our common stock over any consecutive three month period during the first year subsequent to the Initial Public Offering equals or exceeds one hundred and fifty percent (150%) the price per share at which our common stock is sold at the Initial Public Offering (the “Trading Price Bonus”). Both the Net Income Bonus and the Trading Price Bonus may be earned if both thresholds are achieved or either the Net Income Bonus or the Trading Price Bonus may be earned if only one of the thresholds is achieved. The Net Income Bonus and the Trading Price Bonus survive the termination of Mr. Levy so long as the termination is not for cause (as defined in the agreement) and the applicable thresholds are achieved within the one year period after the Initial Public Offering.

Mr. Levy is also entitled receive a grant of shares of our common stock equal to $50,000 divided by the per share price at which our common stock is sold at the Initial Public Offering (the “Equity Grant”). The Equity Grant vests in twelve equal monthly installments (subject to any rounding adjustments) during the term of the agreement with the first installment vesting on the effective date. Mr. Levy is also eligible to receive, from time to time, additional equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, would be determined by our Board of Directors or Compensation Committee, in their discretion. Mr. Levy is eligible to participate in any benefit plan or program we adopt.

Pursuant to Mr. Levy’s agreement, if Mr. Levy’s employment is terminated upon his disability, Mr. Levy is entitled to receive, in addition to other unpaid amounts owed to him (e.g., for base salary, accrued personal time and business expenses): (i) his then base salary for a period of three months (in accordance with our general payroll policy) commencing on the first payroll period following the fifteenth day after termination of employment and (ii) substantially similar coverage under our then-current medical, health and vision insurance coverage for a period of three months. Additionally, if Mr. Levy’s employment is terminated for disability, the vesting of any option grants would continue to vest pursuant to the schedule and terms previously established during the three month severance period. Subsequent to the three month severance period the vesting of any option grants would immediately cease. The severance benefits described above are collectively referred to in this registration statement as the “Severance Benefits”.

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

We do not have employment agreements with Mr. Drapczuk, our Chief Financial Officer, or any of our other employees.

Director Compensation

During the period of December 31, 2021, non-employee members of our board of directors were compensated as follows:

Name	Fees earned or paid in cash	Stock Award	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Steve Glassman(1)	$—	$—	$37,818	$—	$—	$—	$37,818
Yaakov Spinrad(3)	$—	$—	$72,961	$—	$—	$—	$72,961
David Stefansky	$—	$—	$—	$—	$—	$—	$—
Nachum Stein	$—	$—	$—	$—	$—	$—	$—
Miranda J Toledano(3)	$—	$—	$72,961	$—	$—	$—	$72,961
Dr. Jerome B. Zeldis(2)	$—	$—	$50,424	$—	$—	$—	$50,424

(1) On March 8, 2021, the Company appointed Steven Glassman to the Board of Directors to serve for a term expiring at the next annual meeting of stockholders or until his successor is duly elected and qualified. On March 8, 2021 and in consideration for his appointment to the board of directors, the Company granted Mr. Glassman an option to purchase up to 14,286 shares of common stock at a per share exercise price of $2.80 under the Company’s 2019 Long-Term Incentive Plan. This option award fully vested as of the date of grant.

(2) On March 8, 2021, the Company granted Dr. Jerome Zeldis, a member of the Company Board, an option to purchase up to 19,050 shares of the Company’s common stock at a per share exercise price of $2.10 under the Company’s 2019 Long-Term Incentive Plan. This option award fully vested as of the date of grant.

(3) On September 2, 2021, the Company appointed Yaakov Spinrad and Miranda J. Toledano to the Board of Directors to serve for a term expiring at the next annual meeting of stockholders or until his successor is duly elected and qualified. On September 9, 2021 and in consideration for each person’s appointment to the board of directors, the Company granted each of Mr. Spinrad and Ms. Toledano an option to purchase up to 14,286 shares of common stock at a per share exercise price of $5.25 under the Company’s 2019 Long-Term Incentive Plan. This option award vests in four equal calendar quarter installments beginning on October 1, 2021.

Equity Compensation

For fiscal 2022, we have not yet determined the compensation level for our non-employee members of the Board of Directors.

Indemnification of Directors and Officers

Our Certificate of Incorporation allows us to indemnify our present and former officers and directors and other personnel against liabilities and expenses arising from their service to the full extent permitted by Delaware law. The persons indemnified include our (i) present or former directors or officers, (ii) any person who while serving in any of the capacities referred to in clause (i) who served at our request as a director, officer, partner, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) our Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our common stock as of May 2, 2022, (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the common stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
None	-		-
Directors and officers
Steven Glassman	129,378	(3)	2.32%
Yaakov Spinrad	14,286	(4)	*
David Stefansky (5)	288,344	(6)	5.08%
Nachum Stein	586,504	(7)	10.33%
Miranda J. Toledano	3,572	(8)	*
Dr. Jerome Zeldis	116,600	(9)	2.08%
Adam Levy	309,694	(10)	5.54%
Adam E. Drapczuk	-		-
(All Directors and officers as a group 8 persons)	1,460,911	(11)	24.91%

* Less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o NexGel, Inc., 2150 Cabot Boulevard West, Suite B, Langhorne, PA 19667.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after May 2, 2022, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the common stock held by them. Applicable percentage ownership is based on 5,572,234 shares of the common stock outstanding as of May 2, 2022. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Consists of (i) 115,092 shares of common stock and (ii) options to purchase 14,286 shares of common stock which are currently exercisable.
(4)	Consists entirely of options that are either exercisable or will become exercisable within 60 days of May 2, 2022.
(5)	Mr. Stefansky is the spouse of Esther Friedman, who owns 178,572 shares of the Company’s common stock. Ms. Stefansky disclaims beneficial ownership of all shares held by Ms. Friedman.
(6)	Consists of (i) 187,663 shares of common stock held through Bezalel Partners LLC, which is solely owned and managed by Mr. Stefansky and (ii) options to purchase 100,681 shares of common stock that are currently exercisable.
(7)	Consists of (i) 481,358 shares of common stock and (ii) options or warrants to purchase 105,146 shares of common stock that are currently exercisable.
(8)	Consists of (i) 1,819 shares of common stock and (ii) options to purchase 14,286 that are either exercisable or will become exercisable within 60 days of May 2, 2022.
(9)	Consists of (i) 88,028 shares of common stock and (ii) options to purchase 26,191 shares of common stock which are currently exercisable.
(10)	Consists of (i) 295,408 shares of common stock and (ii) options to purchase 14,286 that are either exercisable or will become exercisable within 60 days of May 2, 2022.
(11)	Consists of (i) 1,169,368 shares of common stock and (ii) options or warrants to purchase 291,543 shares of common stock that are either exercisable or will become exercisable within 60 days of May 2, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years (which was approximately $20,274); and

•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On May 29, 2020 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) whereby we purchased all of the outstanding equity securities of Sport Defense LLC, a Delaware limited liability company (“Sports Defense”), from the members of Sport Defense (the “Sellers”). Subsequent to the Closing Date, Sport Defense is a wholly-owned subsidiary of the Company. Sport Defense is a marketing and distribution company that leverages the unique benefits of ultra-gentle, high-water content hydrogels, manufactured by the Company, to build brands that treat various ailments of the skin caused by athletic training, such as blisters, turf burns, scrapes and skin irritations.

Under the terms of the Purchase Agreement, the purchase price paid to the Sellers was an aggregate of $375 thousand (the “Purchase Price”) which was paid by the Company through the issuance of an aggregate of 267,858 shares of the Company’s common stock, par value $0.001 (the “Shares”), which equates to a per share purchase price of $1.40. The Shares are “restricted securities” as such term is defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 44,197 of the Shares and Mr. Stein received 91,072 of the Shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein’s partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the Purchase Price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

Related-Party Transaction Policy

Our audit committee charter that gives our audit committee the primary responsibility for reviewing and approving or disapproving “related-party transactions,” which are generally transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The written charter of our audit committee provides that our audit committee shall review and approve in advance any related-party transaction.

In approving or rejecting any related party transactions, our audit committee cosinders the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Prior to the formation of our audit committee, our entire board of directors has been responsible for approving related-party transactions. The transactions described above were approved by our board of directors.

Director Independence

Our common stock and the warrants trade on The Nasdaq Capital Market under the symbols “NXGL” and “NXGLW,” respectively. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors, subject to certain phase-in periods available to companies that do not yet have a class of common stock registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent.

Our board of directors has undertaken a review of the composition of our board of directors, our committees and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that Messrs. Glassman, Spinrad and Zeldis and Ms. Toledano are “independent” as that term is defined under applicable Nasdaq rules.

In making these determinations, the board of directors considered the current and prior relationships that that Messrs. Glassman, Spinrad and Zeldis and Ms. Toledano has with us and all other facts and circumstances the board of directors deemed relevant in determining his independence, including the beneficial ownership of capital stock by that Messrs. Glassman, Spinrad and Zeldis and Ms. Toledano.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor’s Fees

Since 2019, Turner, Stone & Company, L.L.P., Dallas, Texas (PCAOB ID 76), has acted as our independent registered public accounting firm. For the years ended December 31, 2021 and 2020, Turner, Stone & Company, L.L.P. billed us the fees set forth below, including expenses, in connection with services rendered by that firm to us.

	Year Ended December 31,
	2021	2020
Audit Fees	$75,745	$49,107
Audit-Related Fees	46,200	-
Tax Fees	$-
All Other Fees	-
TOTAL	$121,945	$49,107

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. During our fiscal year ended December 31, 2021, Tuner, Stone & Company, L.L.P. billed us $30,000 for services related to consent procedures for the use of its audit opinion in the Company’s filing of a Registration Statement on Form S-1 (including all amendments) that incorporated by reference the Company’s audited financial statements for the fiscal years ended December 31, 2020 and 2019 and also billed us $16,200 related to a underwriter “comfort” letter relating to the same Registration Statement. During our fiscal year ended 2020, there were no such fees billed by Tuner, Stone & Company, L.L.P.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation. During our fiscal years ended December 31, 2021 and 2020, there were no such fees billed by Tuner, Stone & Company, L.L.P.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14. During our fiscal years ended December 31, 2021 and 2020, there were no such fees billed by Tuner, Stone & Company, L.L.P.

Pre-Approval Policies and Procedures

The audit committee's policy is that all audit and non-audit services provided by its independent registered public accounting firm shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the Audit Committee. These services may include audit services and permissible audit-related services, tax services and other services. Pre-approval spending limits for audit services are established on an annual basis, detailed as to the particular service or category of services to be performed and implemented by our financial officers. Any audit or non-audit service fees that may be incurred by us during a quarter that fall outside the limits pre-approved by the Audit Committee for a particular service or category of services must be reviewed and approved by the Chairperson of the Audit Committee prior to the performance of services. On an annual basis, the Audit Committee reviews and itemizes all fees paid to its independent registered public accounting firm in the prior quarter (including fees approved by the Chairperson of the Audit Committee between regularly scheduled meetings and fees approved by our financial officers pursuant to the pre-approval policies described above) and further reviews and itemizes all fees expected to be paid in the upcoming quarter. The Audit Committee may revise its pre-approval spending limits and policies at any time. None of the fees paid to the independent registered public accounting firm were approved by the Audit Committee after the services were rendered pursuant to the "de minimis" exception established by the SEC for the provision of non-audit services.

PART IV

ITEM 15. EXHIBITS.

(a)	Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022.

(b)	Exhibits

The exhibits listed in the exhibit index of the Original Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

(c)	Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXGEL, INC.

Date: May 2, 2022	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Adam E. Drapczuk
Adam E. Drapczuk
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2022.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2022.

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith