Form 10-Q
period 2022-03-31
NEXGEL, INC.
filed 2022-05-13
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 12, 2022, the registrant had 5,572,234 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS:
Current Assets:
Cash	$10,520	$13,350
Accounts receivable, net	132	209
Inventory	280	291
Prepaid expenses and other current assets	167	77
Total current assets	11,099	13,927
Goodwill	311	311
Intangibles, net	30	33
Property and equipment, net	698	723
Operating lease - right of use asset	1,879	1,926
Other assets	63	63
Total assets	$14,080	$16,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$183	$254
Accrued expenses and other current liabilities	57	62
Deferred Revenue	—	—
Convertible notes payable	894	2,037
Note payable, current portion	14	10
Warrant liability	449	318
Operating lease liability, current portion	207	207
Total current liabilities	1,804	2,888
Long-Term Liabilities:
Operating lease liability, net of current portion	1,707	1,744
Notes payable, net of current portion	265	266
Total long-term liabilities	1,972	2,010
Total liabilities	3,776	4,898

Commitments and Contingencies (Note 15)

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, par value $0.001 per share, 750,000,000 shares authorized; 5,572,234 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	18,946	18,891
Accumulated deficit	(8,648)	(6,812)
Total stockholders' equity	10,304	12,085
Total liabilities and stockholders' equity	$14,080	$16,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2022	2021
Revenues, net	$396	$267

Cost of revenues	418	309

Gross loss	(22)	(42)

Operating expenses
Research and development	24	7
Selling, general and administrative	766	471
Total operating expenses	790	478

Loss from operations	(812)	(520)

Other income (expense)
Interest income (expense), net	(744)	(148)
Loss on debt extinguishment	(150)	(25)
Debt discount costs	—	(17)
Changes in fair value of warrant liability	(130)	6
Total other income (expense)	(1,024)	(184)
Loss before income taxes	(1,836)	(704)
Income tax expense	—	—
Net loss	$(1,836)	$(704)
Net loss per common share - basic	$(0.33)	$(0.25)
Net loss per common share - diluted	$(0.33)	$(0.25)
Weighted average shares used in computing net loss per common share - basic	5,572,234	2,873,008
Weighted average shares used in computing net loss per common share – diluted	5,572,234	2,873,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(in thousands, except share data)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2022	5,572,234	$6	$18,891	$(6,812)	$12,085

Stock-based compensation	—	—	55	—	55

Net loss	—	—	—	(1,836)	(1,836)

Balance, March 31, 2022	5,572,234	$6	$18,946	$(8,648)	$10,304

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2021	2,838,047	$3	$2,570	$(2,502)	$71

Stock-based compensation	—	—	69	—	69

Restricted stock vesting	—	—	20	—	20

Issuances of common stock, net of issuance costs	101,800	—	285	—	285

Warrants issued for debt issuance	—	—	(17)	—	(17)

Beneficial conversion and warrant features of convertible debt	—	—	1,276	—	1,276

Net loss	—	—	—	(704)	(704)

Balance, March 31, 2021	2,939,847	$3	$4,203	$(3,206)	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(1,836)	$(704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	27
Changes in ROU asset and operating lease liability	10	—
Share-based compensation	55	90
Changes in fair value of warrant liability	130	(6)
Amortization of deferred financing costs	741	108
Loss on extinguishment of debt	150	25
Beneficial conversion feature in excess of face value	—	51

Changes in operating assets and liabilities:
Accounts receivable	77	(23)
Inventory	11	(19)
Prepaid expenses and other assets	(90)	121
Accounts payable	(71)	(14)
Accrued expenses and other liabilities	(2)	(1)
Net Cash Used in Operating Activities	(797)	(345)

Investing Activities
Capital expenditures	—	(267)
Net Cash Used in Investing Activities	—	(267)

Financing Activities
Issuance of common stock, net of issuance costs	—	285
Proceeds from notes payable	—	15
Principle payment of notes payable	(2,033)	(15)
Proceeds from notes payable (PPP)	—	128
Proceeds from convertible notes	—	1,337
Principal payment on convertible notes	—	(100)
Net Cash Provided by Financing Activities	(2,033)	1,650
Net Increase in Cash	(2,830)	1,038
Cash – Beginning of period	13,350	32
Cash – End of period	$10,520	$1,070
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	—	—
Taxes	—	—

Supplemental Non-cash Investing and Financing activities
Fair value of beneficial conversion and warrant features of Convertible Notes Payable	$—	$1,276
Original issue discounts recognized on Convertible Notes Payable	$—	$343
Warrants issued for debt and equity financing costs	$—	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2022 and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

2.     Going Concern

As of March 31, 2022, the Company had a cash balance of $10.5 million. For the three months ended March 31, 2022, the Company incurred a net loss of $1.84 million and had a net usage of cash in operating activities of $0.80 million. In addition, the Company had working capital of $9.30 million as of March 31, 2022.

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

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current period’s presentation.

Cash

Cash include cash on hand and highly liquid investments having an original maturity of three months or less.

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $2 thousand as of March 31, 2022 and $4 thousand as of December 31, 2021.

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

The balance is made up of raw materials, work-in-progress, and finished goods of $184 thousand, $40 thousand, and $56 thousand on March 31, 2022, respectively, and the balance was made up of raw materials, work-in-progress, and finished goods of $266 thousand, $0, and $25 thousand on December 31, 2021, respectively.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $25 thousand and $23 thousand of prepaid insurance, and $141 thousand and $54 thousand general prepaid expenses and other current assets as of March 31, 2022 and  December 31, 2021, respectively.

Other Assets

Other assets is recorded at historical costs, and as of March 31, 2022 and December 31, 2021, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

Disaggregated revenue by sales type:

	Three months ending
	March 31,
	2022	2021
Contract manufacturing	$135	$226
Custom and white label finished goods manufacturing	—	—
NexGel branded consumer products	213	36
Other	48	5
Total	$396	$267

As of March 31, 2022 and December 31, 2022, the Company did not have any contract assets or contract liabilities from contracts with customers. As of March 31, 2022 and December 31, 2021, there were no remaining performance obligations that the Company had not satisfied.

Share-based compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). See Note 10 below for further details regarding the 2019 Plan.

The 2019 Plan provides certain employees, contractors, and outside directors with share-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. Forfeitures are accounted for when they occur.

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2022 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2022	$155
2023	207
2024	207
2025	207
2026	263
Thereafter	1,165
Total undiscounted operating lease payments	$2,204
Less: Imputed interest	(290)
Present value of operating lease liability	$1,914
Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.0%

Total operating lease expense for the three months ending March 31, 2022 and 2021, respectively, was $52 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

March 31,
2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$52

5.    Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$184	$266
Work-in-progress	40	—
Finished goods	56	25
	280	291
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$280	$291

As a contract manufacturer, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

6.    Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2022	2021
Machinery and equipment	3 - 10	$940	$940
Office furniture and equipment	3 - 10	50	50
Leasehold improvements	6	228	228
Construction in progress	N/A	—	—
		1,218	1,218
Less: accumulated depreciation and amortization		(520)	(495)
Property and equipment, net		$698	$723

Depreciation expense for the three months ended March 31, 2022 and 2021 was $25 thousand and $24 thousand, respectively.

7.    Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(18)	(16)
Product/Technology Related identifiable intangible assets, net	13	15
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(7)	(6)
Marketing related identifiable intangible assets, net	17	18
Total Identifiable intangible assets, net	$30	$33

In connection with the acquisitions of Sport Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.5 years and amortization expense amounted to $3 and $3 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2022	$11
2023	8
2024	2
2025	2
2026	2
Thereafter	5
Total	$30

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2022	2021
Salaries, benefits, and incentive compensation	$57	$54
Other	—	8
Total accrued expenses and other current liabilities	$57	$62

9.    Common Stock

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

At March 31, 2022, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	434,939
Warrants to purchase common stock	3,637,190

10.    Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initially reserved a total of 57,143 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 57,143 shares of common stock to 485,715 and from 485,715 shares of common stock to 571,429 shares of common stock, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

Incentive stock options

The following table contains information about the 2019 Plan as of March 31, 2022:

	Awards		Awards
	Reserved for		Available for
	Issuance	Awards Issued	Grant
2019 Plan	571,429	434,939	136,490

The following table summarizes the Company’s incentive stock option activity and related information for the period ended March 31, 2022:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Term in Years
Outstanding at January 1, 2022	434,939	$1.675747	8.56

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2022	434,939	$1.675747	8.31
Exercisable at March 31, 2022	366,364	$2.134036	8.44

As of March 31, 2022, vested outstanding stock options had $210 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of March 31, 2022, there was approximately $138 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended March 31, 2022:

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

Restrictive stock awards

On March 8, 2021, the Company granted a restricted stock award of 39,524 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately. Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of the 39,924 shares granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($2.10 per share).

Warrants

The following table shows a summary of common stock warrants through March 31, 2022:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2022	3,637,190	$5.16281	4.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2022	3,637,190	$5.16281	4.39
Exercisable at March 31, 2022	3,637,190	$5.16281	4.39

As of March 31, 2022, vested outstanding warrants had $139 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11.    Note Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note (the “Promissory Note”) with PNC Bank, N.A. (the “Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 thousand under Phase II of the Paycheck Protection Program. On June 2, 2021, the Company received notice from PNC Bank that its initial loan of $147,300 had been forgiven in its entirety by the SBA. On November 16, 2021, the Company received notice from PNC Bank that its second PPP loan of $127,400 had been forgiven in its entirety by the SBA.

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

12.    Convertible Notes Payable

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

Auctus Fund Financing

On March 11, 2021 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Auctus Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a senior secured convertible promissory note in the principal amount of $1,680,000, which includes $180,000 of interest which was deemed fully earned as of the Issuance Date (the “Auctus Note”). The net proceeds received by the Company were $1,337,000 (after deducting fees and expenses related to the transaction, including a payment to Alere (as defined and discussed below).

As of December 31, 2021, the Auctus Note outstanding balance was $1,357,808, which consisted of principal of $1,680,000, net of unamortized balance of $256,410 of a beneficial conversion and warrant features, unamortized original issue discount of $34,521. and unamortized debt issuance costs of $31,261. The Auctus Note was fully-repaid (including all principal and interest) on March 15, 2022 with a one-time cash payment of $1,680,000.

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

Investor Private Placement Offering

On September 2, 2021, the Company conducted a closing of a private placement offering (the “September 2 Offering”) with twenty accredited investors (the “September 2 Investors”) whereby the Company entered into a securities purchase agreement (the “September 2 Purchase Agreement”) with the September 2 Investors pursuant to which the Company issued to the Investors subordinated secured convertible promissory notes in the aggregate principal amount of $1,620,000 (the “September 2 Notes”). The net proceeds received by the Company were $1,504,400 (after deducting fees owed to its placement agent, Alere (as defined and discussed below)). The Company intends to use the net proceeds for working capital and general corporate purposes.

The Notes have a maturity date of one year from September 2, 2021. The Notes bear interest at a rate of 12% per annum, which is also payable on maturity, with the understanding that the first 12 months of interest (equal to an aggregate of $194,400) is guaranteed and deemed to be earned in full as of September 2, 2021. In the event the Company fails to pay any amount when due under the September 2 Notes, the interest rate will increase to the greater of 18% or the maximum amount permitted by law. The September 2 Notes may be prepaid during the first 180 calendar days from September 2, 2021 subject to a 110% prepayment penalty on all principal and accrued but unpaid interest then outstanding. The September 2 Notes may not be prepaid in whole or in part after 180 calendar days from September 2, 2021. The September 2 Investors may convert any amount due under the September 2 Notes at any time, and from time to time, into shares of the Company’s common stock at a conversion price of $5.25 per share; provided, however, that the September 2 Investors may not convert any portion of the September 2 Notes that would cause such Investor to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the September 2 Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares and other dilutive events. If the Company issues common stock or securities convertible into common stock at a per share price lower than the conversion price of $5.25 (the “Base Price”), then the conversion price of the September 2 Notes will be reduced to the new Base Price at the option of the holder.

In connection with the issuance of the September 2 Notes, the Investors were also issued five-year warrants to purchase up to an aggregate of 308,571 shares of the Company’s common stock (the “September 2 Warrant Shares”) at an exercise price of $5.25 per share (the “September 2 Warrants”).

The September 2 Investors may not exercise the September 2 Warrants with respect to any number of September 2 Warrant Shares that would cause such September 2 Investor to beneficially own in excess of 4.99% of the Company’s common stock. The September 2 Warrants may be exercised for cash, or, if the “market price” of the Company’s common stock is greater than the September 2 Warrant’s exercise price, and there is not an effective registration statement covering the September 2 Warrant Shares, the September 2 Warrants may be exercised on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September 2 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction. In the event that the Company issues common stock, securities convertible into common stock, or the right to acquire common stock at an effective per share price less than $5.25 (the "Base Price"), the per share price the of September 2 Warrants are adjustable down to the new Base Price at the option of the holder. If such adjustment occurs, the number of warrant shares issuable under the September 2 Warrants shall also be increased such that the aggregate exercise price of the warrants shall be the same of the aggregate price prior to the adjustment.

Pursuant to the September 2 Purchase Agreement, the Company agreed that, while any amount remains unpaid under the September 2 Notes, it would not sell securities on more favorable terms than those provided to the Investors, without adjusting the Investors’ terms accordingly. This right will terminate as of the Post Lock-Up Termination Date (as defined in the September 2 Purchase Agreement). Further, among other things, the Company agreed that, while any amount remains unpaid under the September 2 Notes, it would not enter into any variable rate transactions.

Alere Financial, a division of Cova Capital Partners, LLC (“Alere”), served as the placement agent for the September 2 Notes and received a total cash fee equal to $115,600 and warrants to purchase up to 770,667 shares of the Company’s common stock, with a term of five years, at a per share exercise price of $5.25.

On January 25, 2022, the Company repaid a September 2 Investor in full with a one-time cash payment of $300,000 of outstanding principal and accrued but unpaid interest the September 2 Offering. The Company did incur a 105% pre-payment penalty of $16,800 with respect to the repayment of the investor’s note and the repayment extinguished the note in its entirety.

As of March 31, 2022, the September 2 Notes’ outstanding balance was $894,429, which consisted of principal of $1,478,400, net of unamortized balance of $477,105 of a beneficial conversion and warrant features, unamortized original issue discount of $67,015 and unamortized debt issuance costs of $39,851.

13.    Warrant Liability

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value as of period ending 12/31/2021	265,305		$318
Change in fair value of warrant liability			131
Fair Value as of period ending 3/31/2022	265,305		$449

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of March 31, 2022, none of the warrants have been exercised.

14.    Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

15.    Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

Revenues from three customers that exceeded 10% of total revenues for the three months ended March 31, 2022 were 52%, 12%, and 12%. The accounts receivable from the top three customers were 0%, 0%, and 40% as well as 16% and 22% from two other customers of the total accounts receivable as of March 31, 2022.

Revenues from three customers that exceeded 10% of total revenues for the three months ended March 31, 2021 were 28%, 24%, and 16%. The accounts receivable from the top three customers were 13%, 0%, and 44% as well as 25% from one other customer of the total accounts receivable as of March 31, 2021

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. As of March 31, 2022, the total amount exceeding such limit was $10,270,000. The Company has not experienced any credit losses associated with its cash balances in the past.

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

Comparison of the Three Months ended March 31, 2022 and 2021

Revenues, net.

For the three months ended March 31, 2022 revenues were $396 thousand and increased by $129 thousand, or 48%, when compared to $267 thousand for the three months ended March 31, 2021. The increase in our overall revenues was due to sales growth of new products as well as our initiatives in custom label manufacturing and branded consumer product.

Gross profit (loss). Our gross loss was $22 thousand for the three months ended March 31, 2022 compared to a gross loss of $42 thousand for the three months ended March 31, 2021. The decrease of $20 thousand in gross loss quarter over quarter was primarily due to the higher volume of contract manufacturing sales against fixed costs partially offset by higher manufacturing labor costs. Gross loss was approximately (6%) for the three months ended March 31, 2022 compared to a gross loss of (16.0%) for the three months ended March 31, 2021. The components of cost of revenues are as follows for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenues
Materials and finished products	$94	$60
Compensation and benefits	171	128
Depreciation and amortization	21	21
Equipment, production and other expenses	132	100
Total cost of revenues	$418	$309

Cost of revenues increased by $109 thousand, or 35%, to $418 thousand for the three months ended March 31, 2022, as compared to $309 thousand for the three months ended March 31, 2021. The increase in cost of revenues is primarily aligned with the new product line growth and an increase in compensation and benefits in the current year.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$152	$89
Share-based compensation	—	90
Depreciation and amortization	3	27
Other expenses and professional fees	611	265
Total Selling, general and administrative expenses	$766	$471

Selling, general and administrative expenses increased by $295 thousand, or 63%, to $766 thousand for the three months ended March 31, 2022, as compared to $471 thousand for the three months ended March 31, 2021. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $63 thousand, or 71%, to $152 thousand for the three months ended March 31, 2022, as compared to $89 thousand for the three months ended March 31, 2021. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $90 thousand, or 100%, to $0 thousand for the three months ended March 31, 2022, as compared to $90 thousand for the three months ended March 31, 2021. The share-based compensation related to the issuance of stock options and restricted awards to our officers, employees, and advisors in the prior year period.

Other Expenses and professional fees increased by $346 thousand, or 131%, to $611 thousand for the three months ended March 31, 2022 from $265 thousand for the three months ended March 31, 2021. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. Furthermore, an increase of on-line sales commissions is reflective of sales growth through Amazon. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was the primary an increase in professional fees in connections with our in the NASDAQ up-listing on December 27, 2021. However, for the remainder of the year, the Company anticipates managing general and administrative cost at current or potentially decreased costs compared to this current quarter.

Research and development expenses. Research and development expenses were $24 thousand and $7 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	March 31,	March 31,
	2022	2021
Net cash used in operating activities	$(797)	$(345)
Net cash used in investing activities	—	(267)
Net cash provided by financing activities	(2,033)	1,650
Net increase (decrease) in cash and cash equivalents	(2,830)	1,038
Cash and cash equivalents at beginning of year	13,350	32
Cash and cash equivalent at end of year	$10,520	$1,070

As of March 31, 2022, we had $10.5 million of cash, compared to $13.4 million of cash at December 31, 2021. Net cash used in operating activities was $797 thousand and $345 thousand for the three months ended March 31, 2022 and 2021, respectively.

Net cash used in investing activities was $0 thousand and $267 thousand for the three months ended March 31, 2022 and 2021, respectively.

Net cash used by financing activities for the three months ended March 31, 2022 was $2.0 million which is attributable to the principal payments of convertible notes of $2.0 million. For the three months ended March 31, 2021 cash flows from financing activities were $1.7 million which is attributable to the issuance of common stock of $285 thousand and proceeds of a notes payable of $15 thousand and proceeds from the PPP loan of $128 thousand and convertible notes payable of $1.34 million, offset by repayments of notes payable of $115 thousand.

At March 31, 2022, current assets totaled $11.1 million and current liabilities totaled $1.8 million, as compared to current assets totaling $13.9 million and current liabilities totaling $2.9 million at December 31, 2021. As a result, we had working capital of $9.3 million at March 31, 2022, compared to a working capital of $11.0 million at December 31, 2021. The decrease in the working capital as of March 31, 2022 is primarily attributable to the repayment of convertible notes payable of $2.0 million in the current period.

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

The Common Stock and the Warrants were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-260897), filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on November 9, 2021, as amended, and the Company’s registration statement on Form S-1MEF (File No. 333-261821), filed by the Company with the SEC on December 21, 2021, each of which became effective on December 21, 2021.

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

On September 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued to twenty investors a 12% senior secured convertible promissory note in the principal amount of $1.8 million, including $194 thousand (which represents the twelve months of guaranteed interest which was earned in full as of September 2, 2021), which is convertible into shares of the Company's common stock at a price per share of $5.25 subject to certain adjustments as discussed herein in Note 13 in the Notes to the Consolidated Financials. The net proceeds received by the Company were $1.5 million after deducting fees and expenses related to the transaction. The purchasers in the September 2021 securities purchase agreement also received warrants to purchase shares of our common stock. On January 25, 2022, the Company repaid an investor in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest the September 2 Offering. The Company did incur a 105% pre-payment penalty of $16,800 with respect to the repayment of the investor’s note and the repayment extinguished the note in its entirety.

On March 11, 2021, the Company entered into a securities purchase agreement with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which the Company issued to Auctus a 12% senior secured convertible promissory note in the principal amount of $1.6 million, including $180 thousand (which represents the twelve months of guaranteed interest which was earned in full as of March 11, 2021), which is convertible into shares of the Company’s common stock at a price per share of $3.50 subject to certain adjustments as discussed herein in Note 13 in the Notes to the Consolidated Financials. The net proceeds received by the Company were $1.3 million after deducting fees and expenses related to the transaction. Auctus also received warrants to purchase shares of our common stock. The $1.6 million note payable was repaid in full in March 2022.

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

Proceeds from these offerings are expected to be used for working capital, new product development and testing, and general business operations.

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

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2022, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of March 31, 2022 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.

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

NEXGEL, INC.

Date: May 12, 2022	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)