Form 10-Q
period 2022-06-30
NEXGEL, INC.
filed 2022-08-10
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2022, the registrant had 5,572,234 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS:
Current Assets:
Cash and cash equivalents	$4,420	$13,350
Marketable securities	5,371	-
Accounts receivable, net	300	209
Inventory	381	291
Prepaid expenses and other current assets	313	77
Total current assets	10,785	13,927
Goodwill	311	311
Intangibles, net	26	33
Property and equipment, net	704	723
Operating lease - right of use asset	1,832	1,926
Other assets	113	63
Total assets	$13,771	$16,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$522	$254
Accrued expenses and other current liabilities	85	62
Convertible notes payable	1,240	2,037
Note payable, current portion	18	10
Warrant liability	419	318
Operating lease liability, current portion	207	207
Total current liabilities	2,491	2,888
Long-Term Liabilities:
Operating lease liability, net of current portion	1,669	1,744
Notes payable, net of current portion	263	266
Total long-term liabilities	1,932	2,010
Total liabilities	4,423	4,898

Commitments and Contingencies (Note 14)

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 750,000,000 shares authorized; 5,572,234 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	19,025	18,891
Accumulated deficit	(9,683)	(6,812)
Total stockholders’ equity	9,348	12,085
Total liabilities and stockholders’ equity	$13,771	$16,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues, net	$561	$417	$956	$683

Cost of revenues	460	413	884	722

Gross (loss)/profit	101	4	72	(39)

Operating expenses
Research and development	111	10	135	17
Selling, general and administrative	708	547	1,467	1,017
Total operating expenses	819	557	1,602	1,034

Loss from operations	(718)	(553)	(1,530)	(1,073)

Other income (expense)
Interest expense	(348)	(370)	(1,092)	(518)
Loss on debt extinguishment	—	—	(150)	(25)
Debt discount costs	—	(52)	—	(68)
Other income	2	147	2	147
Changes in fair value of warrant liability	29	2	(101)	8
Total other income (expense)	(317)	(273)	(1,341)	(456)
Loss before income taxes	(1,035)	(826)	(2,871)	(1,529)
Income tax expense	—	—	—	—
Net loss	$(1,035)	$(826)	(2,871)	(1,529)
Net loss per common share - basic	$(0.19)	$(0.28)	(0.52)	(0.52)
Net loss per common share - diluted	$(0.19)	$(0.28)	(0.52)	(0.52)
Weighted average shares used in computing net loss per common share - basic	5,572,234	2,939,837	5,572,234	2,918,759
Weighted average shares used in computing net loss per common share – diluted	5,572,234	2,939,837	5,572,234	2,918,759

The accompanying notes are an integral part of these condensed financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2022	5,572,234	$6	$18,891	$(6,812)	$12,085

Stock-based compensation	-	-	55	-	55

Net loss	-	-	-	(1,836)	(1,836)

Balance, March 31, 2022	5,572,234	$6	$18,946	$(8,648)	$10,304

Stock-based compensation	-	-	54	-	54

Restricted stock vesting	-	-	25	-	25

Net loss	-	-	-	(1,035)	(1,035)

Balance, June 30, 2022	5,572,234	$6	$19,025	$(9,683)	$9,348

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance, January 1, 2021	2,838,047	$3	$2,570	$(2,502)	$71

Stock-based compensation	-	-	69	-	69

Restricted stock vesting	-	-	21	-	21

Issuances of common stock, net of issuance costs	101,800	-	285	-	285

Warrants issued for debt issuance	-	-	(18)	-	(18)

Beneficial conversion and warrant features of convertible debt	-	-	1,276	-	1,276

Net loss	-	-	-	(704)	(704)

Balance, March 31, 2021	2,939,847	$3	$4,203	$(3,206)	$1,000

Stock-based compensation	-	-	74	-	74

Restricted stock vesting	39,324	-	21	-	21

Net loss	-	-	-	(826)	(826)

Balance, June 30, 2021	2,979,171	$3	$4,298	$(4,032)	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(2,871)	$(1,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	56
Changes in ROU asset and operating lease liability	19	6
Share-based compensation	134	185
Changes in fair value of warrant liability	101	(8)
Amortization of deferred financing costs	1,086	528
Loss on extinguishment of debt	150	24
Forgiveness of debt	-	(148)
Beneficial conversion feature in excess of face value	-	51

Changes in operating assets and liabilities:
Accounts receivable	(91)	(146)
Inventory	(90)	7
Prepaid expenses and other assets	(286)	61
Accounts payable	268	(67)
Accrued expenses and other liabilities	28	(15)
Deferred revenue	-	(38)

Net Cash Used in Operating Activities	(1,495)	(1,033)

Investing Activities
Investment in marketable securities	(5,371)	-
Capital expenditures	(31)	(267)
Net Cash Used in Investing Activities	(5,402)	(267)

Financing Activities
Issuance of common stock, net of issuance costs	-	285
Proceeds from notes payable	-	15
Principle payment of notes payable	(2,033)	(15)
Proceeds from notes payable (PPP)	-	128
Proceeds from convertible notes	-	1,337
Principal payment on convertible notes	-	(100)
Net Cash Provided by (Used In) Financing Activities	(2,033)	1,650
Net Increase (Decrease) in Cash and Cash Equivalents	(8,930)	350
Cash and Cash Equivalents – Beginning of period	13,350	32
Cash and Cash Equivalents – End of period	$4,420	$382
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	-	-
Taxes	-	-

Supplemental Non-cash Investing and Financing activities
Fair value of beneficial conversion and warrant features of Convertible Notes Payable	$-	$1,276
Original issue discounts recognized on Convertible Notes Payable	$-	$343
Warrants issued for debt and equity financing costs	$-	$130

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

Basis of Presentation

The accompanying interim unaudited financial statements and footnotes of NexGel, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2. Going Concern

As of June 30, 2022, the Company had a cash balance of $4.4 million (including cash equivalents) and $5.4 million of marketable securities (see Note 3 for details of our marketable securities). For the six months ended June 30, 2022, the Company incurred a net loss of $2.87 million and had a net usage of cash in operating activities of $1.50 million. In addition, the Company had a working capital of $8.30 million as of June 30, 2022. Additionally, we believe we have sufficient cash and marketable securities to operate our business plan through 2024.

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

We have sufficient capital to maintain as a going concern due to the capital raise that occurred on December 27, 2021. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less. Cash equivalents consist of investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Marketable securities

The Company classifies its marketable securities as held-to-maturity, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at cost. The total unrecognized gain related to the marketable securities was inconsequential during the six months ended June 30, 2022.

June 30, 2022
Marketable Securities
Cash equivalents:
United States treasury bills (due August 23, 2022)	$1,497

Marketable securities:
United States treasury bills (due December 29, 2022)	494
United States treasury bills (due February 23, 2023)	493
United States treasury bills (due June 15, 2023)	4,384
Total marketable securities	5,371
Total	$6,868

Accounts receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $6 thousand as of June 30, 2022 and $4 thousand as of December 31, 2021.

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

The balance is made up of raw materials, work-in-progress, and finished goods of $256 thousand, $90 thousand, and $35 thousand on June 30, 2022, respectively, and the balance was made up of raw materials, work-in-progress, and finished goods of $266 thousand, $0, and $25 thousand on December 31, 2021, respectively. Inventory is maintained at the Company’s warehouse and at an Amazon fulfillment center.

The Company produces proprietary branded products and white label opportunities in our manufacturing of consumer products. In our contract manufacturing, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $111 thousand and $23 thousand of prepaid insurance, and $202 thousand and $54 general prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021, respectively.

Other Assets

Other assets is recorded at historical costs, and as of June 30, 2022 and December 31, 2021, the balance is entirely made up of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
United States treasury bills	$1,497	$—	$—	$1,497

Marketable securities:
United States treasury bills	$5,371	$—	$—	$5,371
Total	$6,868	$—	$—	$6,868

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

The Company currently recognizes revenue predominately from three types of revenue, contract manufacturing, custom and white label finished goods manufacturing and our branded products. Revenues from our manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product.

The Company’s customers consist of other life sciences companies and Amazon retail customers. Revenues are entirely concentrated in the United States. Payment terms vary by the type and location of customer and may differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 60 days from date of shipment.

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

Disaggregated revenue by sales type:

	Three months ending
	June 30,
	2022	2021
Contract manufacturing	$324	$153
Custom and white label finished goods manufacturing	19	153
NexGel branded consumer products	180	111
Other	38	—
Total	$561	$417

	Six months ending
	June 30,
	2022	2021
Contract manufacturing	$459	$379
Custom and white label finished goods manufacturing	19	194
NexGel branded consumer products	392	110
Other	86	—
Total	$956	$683

As of June 30, 2022 and December 31, 2022, the Company did not have any contract assets or contract liabilities from contracts with customers. As of June 30, 2022 and December 31, 2021, there were no remaining performance obligations that the Company had not satisfied.

Share-based compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 10 below for further details regarding the 2019 Plan.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning March 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective March 1, 2021.

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2022 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2022	$104
2023	207
2024	207
2025	207
2026	263
Thereafter	1,165
Total undiscounted operating lease payments	$2,153
Less: Imputed interest	(277)
Present value of operating lease liability	$1,876
Weighted average remaining lease term	8.5 years
Weighted average discount rate	3.0%

Total operating lease expense for the three months ending June 30, 2022 and 2021, respectively, was $103 thousand and $103 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses on the statement of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

June 30,
2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$103

5. Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$256	$266
Work-in-progress	90	-
Finished goods	35	25
	381	291
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$381	$291

Inventory is maintained at the Company’s warehouse and at an Amazon fulfillment center. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2022	2021
Machinery and equipment	3 - 10	$971	$940
Office furniture and equipment	3 - 10	50	50
Leasehold improvements	6	228	228
		1,249	1,218
Less: accumulated depreciation and amortization		(545)	(495)
Property and equipment, net		$704	$723

Depreciation expense for the six months ended June 30, 2022 and 2021 was $49 thousand and $49 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(22)	(16)
Product/Technology Related identifiable intangible assets, net	9	15
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(7)	(6)
Marketing related identifiable intangible assets, net	17	18
Total Identifiable intangible assets, net	$26	$33

In connection with the acquisitions of Sport Defense, the Company identified intangible assets of $26 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 3.7 years and amortization expense amounted to $7 and $7 thousand for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2022	$7
2023	8
2024	2
2025	2
2026	2
Thereafter	5
Total	$26

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2022	2021
Salaries, benefits, and incentive compensation	$78	$54
Other	7	8
Total accrued expenses and other current liabilities	$85	$62

9. Common Stock

Share issuances

On December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit (the “Offering”), each unit consisting of one share of our common stock, and a warrant to purchase one share of our common stock at an exercise price of $5.50 per share. In addition, the Company granted the underwriter with respect to the Offering a 45-day option to purchase up to 387,750 additional shares of our common stock, and/or 387,750 additional warrants, to cover over-allotments in connection with the Offering, which the Underwriter partially exercised to purchase 387,750 warrants on December 27, 2021.

From January 1, 2021 through March 31, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 101,800 shares of our common stock at a price per share equal to $2.80 for an aggregate purchase price of $285,000.

At June 30, 2022, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	334,938
Warrants to purchase common stock	3,637,190

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

Incentive stock options

The following table contains information about the 2019 Plan as of June 30, 2022:

	Awards		Awards
	Reserved for	Awards	Available for
	Issuance	Issued	Grant
2019 Plan	571,429	334,938	227,491

The following table summarizes the Company’s incentive stock option activity and related information for the period ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2022	434,939	$1.675747	8.56

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(100,001)	1.40	—
Expired	—	—	—
Outstanding at June 30, 2022	334,938	$1.758076	8.08
Exercisable at June 30, 2022	312,790	$1.600341	8.02

As of June 30, 2022, vested outstanding stock options had $205 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of June 30, 2022, there was approximately $85 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended June 30, 2022:

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

Restrictive stock awards

Effective as of January 1, 2022, the Company granted a restricted stock award of 11,364 shares of the Company’s common stock to the Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated November 4, 2021, all of which shares vested monthly from January 1, 2022 through December 31, 2022. Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of the 11,364 shares granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($4.40 per share).

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

Warrants

The following table shows a summary of common stock warrants through June 30, 2022:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2022	3,637,190	$5.16281	4.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2022	3,637,190	$5.16281	4.14
Exercisable at June 30, 2022	3,637,190	$5.16281	4.14

As of June 30, 2022, vested outstanding warrants had $195 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

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

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 26 months from the date of the SBA Note.

12. Convertible Notes Payable

On December 24, 2020, the Company issued an $100,000 6% Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $2.80. The note was fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

On January 19, 2021, the Company issued a $15,000 Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $1.05. The note was fully-repaid (including all accrued but unpaid interest) on March 14, 2021.

Auctus Fund Financing

On March 11, 2021, the Company Auctus Fund, LLC, a Delaware limited liability company (“Auctus”) a senior secured convertible promissory note in the principal amount of $1,680,000, which includes $180,000 of interest which was deemed fully earned as of the Issuance Date (the “Auctus Note”). The Auctus Note was fully-repaid (including all principal and interest) on March 15, 2022 with a one-time cash payment of $1,680,000.

Investor Private Placement Offering

On September 2, 2021, the Company conducted a closing of a private placement offering (the “September 2 Offering”) with twenty accredited investors (the “September 2 Investors”) whereby the Company entered into a securities purchase agreement (the “September 2 Purchase Agreement”) with the September 2 Investors pursuant to which the Company issued to the Investors subordinated secured convertible promissory notes in the aggregate principal amount of $1,620,000 (the “September 2 Notes”). The net proceeds received by the Company were $1,504,400 (after deducting fees owed to its placement agent, Alere (as defined and discussed below)). The Company intended to use the net proceeds for working capital and general corporate purposes.

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

As of June 30, 2022, the September 2 Notes’ outstanding balance was $1,239,503, which consisted of principal of $1,478,400, net of unamortized balance of $195,182 of a beneficial conversion and warrant features, unamortized original issue discount of $27,415 and unamortized debt issuance costs of $16,302.

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value as of period ending 12/31/2021	265,305		$318
Change in fair value of warrant liability			101
Fair Value as of period ending 6/30/2022	265,305		$419

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs. As of June 30, 2022, none of the warrants have been exercised.

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

Revenues from two customers that exceeded 10% of total revenues for the six months ended June 30, 2022 were 40% and 25%. The accounts receivable from the top two customers by revenue were 6%, and 46% as well as 15% and 22% from two other customers of the total accounts receivable as of June 30, 2022.

Revenues from three customers that exceeded 10% of total revenues for the six months ended June 30, 2021 were 28%, 24%, and 16%. The accounts receivable from the top three customers by revenue were 13%, 0%, and 44% as well as 25% from one other customer of the total accounts receivable as of June 30, 2021.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250,000. As of June 30, 2022, the total amount exceeding such limit was $4,170,000. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

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

Results of Operations

The following sections discuss and analyse the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended June 30, 2022 and 2021

Revenues, net.

For the three months ended June 30, 2022 revenues were $561 thousand and increased by $144 thousand, or 35%, when compared to $417 thousand for the three months ended June 30, 2021. The increase in our overall revenues was due to sales growth of new products as well as our initiatives in custom label manufacturing and branded consumer product.

Gross profit (loss). Our gross profit was $101 thousand for the three months ended June 30, 2022 compared to a gross profit of $4 thousand for the three months ended June 30, 2021. The profit recorded for the three months ended June 30, 2022, as compared to a profit recorded for the three months ended June 30, 2021, was primarily due to the higher volume of contract manufacturing sales against fixed costs. Gross profit was approximately 18% for the three months ended June 30, 2022 compared to a gross profit of 1% for the three months ended June 30, 2021. The Company anticipates continued improvement in gross margins due to both increased revenue against fixed facility expenses and larger productions runs on commercially proven products.

The components of cost of revenues are as follows for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenues
Materials and finished products	$196	$171
Compensation and benefits	163	134
Depreciation and amortization	22	22
Equipment, production and other expenses	79	86
Total cost of revenues	$460	$413

Cost of revenues increased by $47 thousand, or 11.0%, to $460 thousand for the three months ended June 30, 2022, as compared to $413 thousand for the three months ended June 30, 2021. The increase in cost of revenues is primarily aligned with the new product line growth in the current year.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$135	$83
Share-based compensation	79	95
Depreciation and amortization	4	4
Other expenses and professional fees	490	365
Total Selling, general and administrative expenses	$708	$547

Selling, general and administrative expenses increased by $161 thousand, or 29%, to $708 thousand for the three months ended June 30, 2022, as compared to $547 thousand for the three months ended June 30, 2021. The increase in Selling, general and administrative expenses is primarily attributable to our costs for professional fees and other administrative expenses in the current period associated with public company governance requirements.

Compensation and benefits increased by $52 thousand, or 63%, to $135 thousand for the three months ended June 30, 2022, as compared to $83 thousand for the three months ended June 30, 2021. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $16 thousand, or 17%, to $79 thousand for the three months ended June 30, 2022, as compared to $95 thousand for the three months ended June 30, 2021. The share-based compensation related to the issuance of stock restricted stock awards and options to our CEO and options to board members, employees, and advisors.

Other Expenses and professional fees increased by $125 thousand, or 34%, to $490 thousand for the three months ended June 30, 2022 from $365 thousand for the three months ended June 30, 2021. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was the primary an increase in professional fees in connections with our in the NASDAQ up-listing on December 27, 2021.

Research and development expenses. Research and development expenses increased by $101 thousand to $111 thousand for the three months ended June 30, 2022 from $10 thousand for the three months ended June 30, 2021. The increase is due to the initiation of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology as well as continuing development on the NEXDrape medical device.

Comparison of the Six Months ended June 30, 2022 and 2021

Revenues, net.

For the six months ended June 30, 2022 revenues were $956 thousand and increased by $273 thousand, or 40%, when compared to $683 thousand for the six months ended June 30, 2021. The increase in our overall revenues was due to sales growth of new products as well as our initiatives in custom label manufacturing and branded consumer product.

Gross profit (loss). Our gross profit was $72 thousand for the six months ended June 30, 2022 compared to a gross loss of $39 thousand for the six months ended June 30, 2021. The profit recorded for the six months ended June 30, 2022, as compared to a loss recorded for the six months ended June 30, 2021, was primarily due to the higher volume of contract manufacturing sales against fixed costs. Gross profit was approximately 8% for the six months ended June 30, 2022 compared to a gross loss of 6% for the six months ended June 30, 2021. The components of cost of revenues are as follows for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Cost of revenues
Materials and finished products	$290	$231
Compensation and benefits	342	262
Depreciation and amortization	43	43
Equipment, production and other expenses	209	186
Total cost of revenues	$884	$722

Cost of revenues increased by $162 thousand, or 22%, to $884 thousand for the six months ended June 30, 2022, as compared to $722 thousand for the six months ended June 30, 2021. The increase in cost of revenues is primarily aligned with the new product line growth in the current year.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$261	$172
Share-based compensation	134	185
Depreciation and amortization	7	7
Other expenses and professional fees	1,065	653
Total Selling, general and administrative expenses	$1,467	$1,017

Selling, general and administrative expenses increased by $450 thousand, or 44%, to $1,467 thousand for the six months ended June 30, 2022, as compared to $1,017 thousand for the six months ended June 30, 2021. The increase in Selling, general and administrative expenses is primarily attributable to our costs for professional fees and other administrative expenses in the current period associated with public company governance requirements.

Compensation and benefits increased by $89 thousand, or 52%, to $261 thousand for the six months ended June 30, 2022, as compared to $172 thousand for the six months ended June 30, 2021. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $51 thousand, or 28%, to $134 thousand for the six months ended June 30, 2022, as compared to $185 thousand for the six months ended June 30, 2021. The share-based compensation related to the issuance of stock restricted stock awards and options to our CEO and options to board members, employees, and advisors.

Other expenses and professional fees increased by $412 thousand, or 63%, to $1.1 million for the six months ended June 30, 2022 from $653 thousand for the six months ended June 30, 2021. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was the primary an increase in professional fees in connections with our in the NASDAQ up-listing on December 27, 2021.

Research and development expenses. Research and development expenses increased by $118 thousand to $135 thousand for the six months ended June 30, 2022 from $17 thousand for the six months ended June 30, 2021. The increase is due to the initiation of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology as well as continuing development on the NEXDrape medical device.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	June 30,	June 30,
	2022	2021
Net cash used in operating activities	$(1,495)	$(1,033)
Net cash used in investing activities	(5,402)	(267)
Net cash provided by (used in) financing activities	(2,033)	1,650
Net increase (decrease) in cash and cash equivalents	(8,930)	350
Cash and cash equivalents at beginning of year	13,350	32
Cash and cash equivalent at end of year	$4,420	$382

As of June 30, 2022, we had $4.4 million of cash and cash equivalents and $5.4 million of marketable securities, compared to $13.4 million of cash at December 31, 2021. Net cash used in operating activities was $1.5 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. See Notes 2 and 3 of our financial statements above for a more detailed discussion of our marketable securities.

Net cash used in investing activities was $5,402 thousand and $267 thousand for the six months ended June 30, 2022 and 2021, respectively, consisting of investments in marketable securities of $5,371 and purchases of capital equipment of $31 thousand for the six months ended June 30, 2022 and purchases of capital equipment of $267 thousand in the prior year period.

Net cash used by financing activities for the six months ended June 30, 2022 was $2.0 million which is attributable to the principal payments of convertible notes of $2.0 million. For the six months ended June 30, 2021 cash flows from financing activities were $1.7 million which is attributable to the issuance of common stock of $285 thousand and proceeds of a notes payable of $15 thousand and proceeds from the PPP loan of $128 thousand and convertible notes payable of $1.34 million.

At June 30, 2022, current assets totaled $10.8 million and current liabilities totaled $2.5 million, as compared to current assets totaling $13.9 million and current liabilities totaling $2.9 million at December 31, 2021. As a result, we had working capital of $8.3 million at June 30, 2022, compared to a working capital of $11.0 million at December 31, 2021. The decrease in the working capital as of June 30, 2022 is primarily attributable to the repayment of convertible notes payable of $2.0 million in the current period and investments in marketing securities of $5.4 million in the six months ended June 30, 2022.

On December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one share of Common Stock at an exercise price of $5.50 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of December 21, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Underwriter”). In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 387,750 additional shares of Common Stock, and/or 387,750 additional Warrants, to cover over-allotments in connection with the Offering, which the Underwriter partially exercised to purchase 387,750 Warrants on December 27, 2021. On December 27, 2021, the Company received gross proceeds of approximately $14.2 million, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and estimated Offering expenses.

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

On September 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued to twenty investors a 12% senior secured convertible promissory note in the principal amount of $1.8 million, including $194 thousand (which represents the twelve months of guaranteed interest which was earned in full as of September 2, 2021), which is convertible into shares of the Company’s common stock at a price per share of $5.25 subject to certain adjustments as discussed herein in Note 13 in the Notes to the Consolidated Financials. The net proceeds received by the Company were $1.5 million after deducting fees and expenses related to the transaction. The purchasers in the September 2021 securities purchase agreement also received warrants to purchase shares of our common stock. On January 25, 2022, the Company repaid an investor in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest the September 2 Offering. The Company did incur a 105% pre-payment penalty of $16,800 with respect to the repayment of the investor’s note and the repayment extinguished the note in its entirety.

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

Off Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2022, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2022 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date of this filing, we are neither a party to any litigation nor are we aware of any such threatened or pending litigation that might result in a material adverse effect to our business.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our most recent Form 10-K filing.

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

NEXGEL, INC.

Date: August 10, 2022	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

