Form 10-Q
period 2022-09-30
NEXGEL, INC.
filed 2022-11-08
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-41173

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

As of November 8, 2022, the registrant had 5,572,234 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS:
Current Assets:
Cash and cash equivalents	$1,427	$13,350
Marketable securities	5,985	-
Accounts receivable, net	265	209
Inventory	399	291
Prepaid expenses and other current assets	239	77
Total current assets	8,315	13,927
Goodwill	311	311
Intangibles, net	23	33
Property and equipment, net	737	723
Operating lease - right of use asset	1,785	1,926
Other assets	63	63
Total assets	$11,234	$16,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$358	$254
Accrued expenses and other current liabilities	164	62
Convertible notes payable	-	2,037
Notes payable, current portion	14	10
Warrant liability	372	318
Operating lease liability, current portion	207	207
Total current liabilities	1,115	2,888
Long-Term Liabilities:
Operating lease liability, net of current portion	1,632	1,744
Notes payable, net of current portion	269	266
Total long-term liabilities	1,901	2,010
Total liabilities	3,016	4,898

Commitments and Contingencies (Note 14)	-	-

Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 25,000,000 shares authorized; 5,572,234 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	6	6
Additional paid-in capital	19,122	18,891
Accumulated deficit	(10,910)	(6,812)
Total stockholders’ equity	8,218	12,085
Total liabilities and stockholders’ equity	$11,234	$16,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues, net	$568	$335	$1,524	$1,018

Cost of revenues	420	392	1,304	1,113

Gross (loss)/profit	148	(57)	220	(95)

Operating expenses
Research and development	193	-	328	17
Selling, general and administrative	992	553	2,459	1,571
Total operating expenses	1,185	553	2,787	1,588

Loss from operations	(1,037)	(610)	(2,567)	(1,683)

Other expense, net
Interest expense	(242)	(534)	(1,334)	(1,052)
Loss on debt extinguishment	-	-	(150)	(25)
Warrant modification expense	(57)	-	(57)	-
Debt discount costs	-	-	-	(68)
Other income	-	-	2	147
Gain on investments in marketable securities	5	-	5	-
Changes in fair value of warrant liability	104	2	3	10
Total other expense, net	(190)	(532)	(1,531)	(988)
Loss before income taxes	(1,227)	(1,142)	(4,098)	(2,671)
Income tax expense	-	-	-	-
Net loss	$(1,227)	$(1,142)	(4,098)	(2,671)
Net loss per common share - basic	$(0.22)	$(0.38)	(0.74)	(0.91)
Net loss per common share - diluted	$(0.22)	$(0.38)	(0.74)	(0.91)
Weighted average shares used in computing net loss per common share - basic	5,572,234	2,979,371	5,572,234	2,942,057
Weighted average shares used in computing net loss per common share – diluted	5,572,234	2,979,371	5,572,234	2,942,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	5,572,234	$6	$18,891	$(6,812)	$12,085

Stock-based compensation	-	-	55	-	55

Net loss	-	-	-	(1,836)	(1,836)

Balance, March 31, 2022	5,572,234	6	18,946	(8,648)	10,304

Stock-based compensation	-	-	54	-	54

Restricted stock vesting	-	-	25	-	25

Net loss	-	-	-	(1,035)	(1,035)

Balance, June 30, 2022	5,572,234	6	19,025	(9,683)	9,348

Stock-based compensation	-	-	55	-	55

Restricted stock vesting	-	-	42	-	42

Net loss	-	-	-	(1,227)	(1,227)

Balance, September 30, 2022	5,572,234	$6	$19,122	$(10,910)	$8,218

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	2,838,047	$3	$2,570	$(2,502)	$71

Stock-based compensation	-	-	69	-	69

Restricted stock vesting	-	-	21	-	21

Issuances of common stock, net of issuance costs	101,800	-	285	-	285

Warrants issued for debt issuance	-	-	(18)	-	(18)

Beneficial conversion and warrant features of convertible debt	-	-	1,276	-	1,276

Net loss	-	-	-	(704)	(704)

Balance, March 31, 2021	2,939,847	3	4,203	(3,206)	1,000

Stock-based compensation	-	-	74	-	74

Restricted stock vesting	39,524	-	21	-	21

Net loss	-	-	-	(825)	(825)

Balance, June 30, 2021	2,979,371	3	4,298	(4,031)	270

Stock-based compensation	-	-	24	-	24

Restricted stock vesting	-	-	21	-	21

Beneficial conversion and warrant features of convertible debt	-	-	1,311	-	1,311

Net loss	-	-	-	(1,142)	(1,142)

Balance, September 30, 2021	2,979,371	$3	$5,654	$(5,173)	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(4,098)	$(2,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	206
Changes in ROU asset and operating lease liability	29	16
Share-based compensation	231	229
Changes in fair value of warrant liability	(3)	(10)
Amortization of deferred financing costs	1,325	1,058
Warrant modification expense	57	-
Loss on extinguishment of debt	150	25
Gain on investments in marketable securities	(5)	-
Forgiveness of debt	-	(147)
Beneficial conversion feature in excess of face value	-	52

Changes in operating assets and liabilities:
Accounts receivable	(56)	(121)
Inventory	(108)	(28)
Prepaid expenses and other current assets	(162)	39
Accounts payable	104	(145)
Accrued expenses and other current liabilities	109	(21)
Deferred revenue	-	(38)

Net Cash Used in Operating Activities	(2,343)	(1,556)

Investing Activities
Investment in marketable securities	(6,980)	-
Proceeds from sale of marketable securities	1,000	-
Capital expenditures	(88)	(390)
Net Cash Used in Investing Activities	(6,068)	(390)

Financing Activities
Issuance of common stock, net of issuance costs	-	285
Proceeds from notes payable	-	15
Principal payment of notes payable	(3,512)	-
Proceeds from notes payable (PPP)	-	127
Proceeds from convertible notes	-	2,957
Payment of financing costs	-	(115)
Principal payment on convertible notes	-	(100)
Net Cash Provided by (Used In) Financing Activities	(3,512)	3,169
Net Increase (Decrease) in Cash and Cash Equivalents	(11,923)	1,223
Cash and Cash Equivalents – Beginning of period	13,350	32
Cash and Cash Equivalents – End of period	$1,427	$1,255
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	-	-
Taxes	-	-

Supplemental Non-cash Investing and Financing Activities
Fair value of beneficial conversion and warrant features of convertible notes payable	$-	$2,587
Original issue discounts recognized on convertible notes payable	$-	$653
Warrants issued for debt and equity financing costs	$-	$203
Operating lease, ROU assets and liabilities	$-	$2,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, the Spin-off and Basis of Presentation

Description of Business

NexGel, Inc. (“NexGel” or the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. NexGel has historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products, and have recently began producing the Company’s own consumer products using our gels focused on proprietary branded products and white label opportunities. Both the Company’s gels and consumer products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable NexGel to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, the Company has the manufacturing capability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, NexGel and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019.

The condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc.

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

Basis of Presentation

The accompanying interim unaudited condensed financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2. Going Concern

As of September 30, 2022, the Company had a cash balance of $1.4 million (including cash equivalents) and $6.0 million of marketable securities (see Note 3 for details of our marketable securities). For the nine months ended September 30, 2022, the Company incurred a net loss of $4.1 million and had a net usage of cash in operating activities of $2.3 million. In addition, the Company had a working capital of $7.2 million as of September 30, 2022. Additionally, we believe we have sufficient cash and marketable securities to operate our business plan through 2024.

On December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant to purchase one share of Common Stock at an exercise price of $5.50 per share (the “Warrants”), for net proceeds of $14.2 million.

Proceeds from the Offering are expected to be used for working capital, new product development and testing, and general business operations.

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

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include an allowances for doubtful accounts, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

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

Marketable Securities

The Company classifies its marketable securities as held-to-maturity, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at cost. The total unrecognized gain related to the marketable securities was inconsequential during the nine months ended September 30, 2022.

September 30, 2022
Marketable Securities
United States treasury bills (due December 29, 2022)	$494
United States treasury bills (due February 23, 2023)	492
United States treasury bills (due June 15, 2023)	4,387
United States treasury bills (due July 13, 2023)	127
United States treasury bills (due August 10, 2023)	485
Total	$5,985

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $10 thousand as of September 30, 2022 and $4 thousand as of December 31, 2021.

Inventory and Cost of Revenues

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

The balance is made up of raw materials, work-in-progress, and finished goods of $285 thousand, $87 thousand, and $27 thousand on September 30, 2022, respectively, and the balance was made up of raw materials, work-in-progress, and finished goods of $266 thousand, $0, and $25 thousand on December 31, 2021, respectively. Inventory is maintained at the Company’s warehouse and at an Amazon fulfillment center.

The Company produces proprietary branded products and white label opportunities in our manufacturing of consumer products. In our contract manufacturing, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

The “Cost of Revenues” line item in the consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

Research and Development

Our research and development activities focus on new and innovative products designed to support revenue growth. Research and development expenses consist primarily of contracted development and testing efforts associated with development of products.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of operations in Revenue and Cost of revenues, respectively. This is primarily through shipping fees incurred in the Amazon marketplace.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $98 thousand and $23 thousand of prepaid insurance, and $141 thousand and $54 thousand general prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021, respectively.

Other Assets

Other assets is recorded at historical costs, and as of September 30, 2022 and December 31, 2021, the balance is primarily made up of spare parts for manufacturing equipment. Spare parts are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,985	$—	$—	$5,985
Total	$5,985	$—	$—	$5,985

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred on September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019 and November 6, 2019. The fair values of the warrants are estimated as of the date of issuance and again at each period end using a Black-Scholes option valuation model. At issuance, the fair values of the warrants are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company currently recognizes revenue predominately from three types of revenue, contract manufacturing, custom and white label finished goods manufacturing and our branded products. Revenues from manufactured products are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product.

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

Disaggregated revenue by sales type:

	Three months ending
	September 30,
	2022	2021
Contract manufacturing	$277	$180
Custom and white label finished goods manufacturing	15	-
NexGel branded consumer products	231	155
Other	45	-
Total	$568	$335

	Nine months ending
	September 30,
	2022	2021
Contract manufacturing	$736	$559
Custom and white label finished goods manufacturing	34	194
NexGel branded consumer products	623	265
Other	131	—
Total	$1,524	$1,018

As of September 30, 2022 and December 31, 2021, the Company did not have any contract assets or contract liabilities from contracts with customers. As of September 30, 2022 and December 31, 2021, there were no remaining performance obligations that the Company had not satisfied.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard is effective for the Company on January 1, 2020. The Company early adopted this new standard in the third quarter of 2019 and it did not have material impact to its consolidated financial statements.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective January 1, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted ASU 2019-12 effective January 1, 2021 and the adoption of this guidance did not have a material impact on our consolidated financial statements.

4. Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2022 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2022	$52
2023	207
2024	207
2025	207
2026	263
Thereafter	1,165
Total undiscounted operating lease payments	$2,101
Less: Imputed interest	(262)
Present value of operating lease liability	$1,839
Weighted average remaining lease term	8.25 years
Weighted average discount rate	3.0%

Total operating lease expense for the nine months ending September 30, 2022 and 2021 was $155 thousand and $192 thousand, respectively, and is recorded in cost of revenues and selling, general and administrative expenses on the statement of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

September 30,
2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$155

5. Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$285	$266
Work-in-progress	87	-
Finished goods	27	25
	399	291
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$399	$291

Inventory is maintained at the Company’s warehouse and at an Amazon fulfillment center. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2022	2021
Machinery and equipment	3 - 10	$972	$940
Office furniture and equipment	3 - 10	59	50
Leasehold improvements	6	228	228
Construction in progress	-	48	-
		1,307	1,218
Less: accumulated depreciation and amortization		(570)	(495)
Property and equipment, net		$737	$723

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $74 thousand and $75 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30,	December 31,
	2022	2021
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(24)	(16)
Product/Technology related identifiable intangible assets, net	7	15
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(8)	(6)
Marketing related identifiable intangible assets, net	16	18
Total identifiable intangible assets, net	$23	$33

In connection with the acquisition of Sport Defense in 2020, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 3.7 years and amortization expense amounted to $10 thousand for each of the nine months periods ended September 30, 2022 and 2021.

As of September 30, 2022, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2022 (reminder of the year)	$4
2023	8
2024	2
2025	2
2026	2
Thereafter	5
Total	$23

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2022	2021
Salaries, benefits, and incentive compensation	$48	$54
Franchise tax accrual	107	-
Other	9	8
Total accrued expenses and other current liabilities	$164	$62

9. Common Stock

Share issuances

In connection with the Offering on December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit, each unit consisting of one share of our common stock, and a warrant to purchase one share of our common stock at an exercise price of $5.50 per share. In addition, the Company granted the underwriter with respect to the Offering a 45-day option to purchase up to 387,750 additional shares of our common stock, and/or 387,750 additional warrants, to cover over-allotments in connection with the Offering, which the Underwriter partially exercised to purchase 387,750 warrants on December 27, 2021.

From January 1, 2021 through March 31, 2021, the Company entered into Securities Purchase Agreements with certain accredited investors whereby we sold 101,800 shares of our common stock at a price per share equal to $2.80 for an aggregate purchase price of $285 thousand.

At September 30, 2022, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	329,937
Warrants to purchase common stock	3,637,190

10. Share-based Compensation

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

Incentive stock options

The following table contains information about the 2019 Plan as of September 30, 2022:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan	571,429	329,937	7,183	234,309

The following table summarizes the Company’s incentive stock option activity and related information for the period ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2022	434,939	$1.675747	8.56

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(105,002)	1.40	—
Expired	—	—	—
Outstanding at September 30, 2022	329,937	$1.763503	7.83
Exercisable at September 30, 2022	318,508	$1.726311	7.81

As of September 30, 2022, vested outstanding stock options had $169 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of September 30, 2022, there was approximately $85 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 12 months.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended September 30, 2022:

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

Restrictive stock awards

Effective as of August 1, 2022, the Company granted a restricted stock award of 84,750 shares of the Company’s common stock to the certain officers and employees, all of which shares vest in four equal installments on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026. Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of the 84,750 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($1.82 per share).

Effective as of January 1, 2022, the Company granted a restricted stock award of 11,364 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated November 4, 2021, all of which shares vested monthly from January 1, 2022 through December 31, 2022. Under ASC 718, the Company has measured the value of the 11,364 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($4.40 per share).

On March 8, 2021, the Company granted a restricted stock award of 39,524 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer and Chief Financial Officer from October 1, 2020 through September 30, 2021, all of which shares vested immediately. Under ASC 718, the Company has measured the value of the 39,524 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.10 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2022	—	$—
Granted	96,114	1.60
Exercised and converted to common shares	—	—
Forfeited	—	—
Outstanding at September 30, 2022	96,114	$1.60
Exercisable at September 30, 2022	8,523	$4.40

Warrants

The following table shows a summary of common stock warrants through September 30, 2022:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2022	3,637,190	$5.16281	4.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at September 30, 2022	3,637,190	$5.16281	3.90
Exercisable at September 30, 2022	3,637,190	$5.16281	3.90

As of September 30, 2022, vested outstanding warrants had $158 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11. Notes Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note with PNC Bank, N.A. (the “PNC Bank”), which provides for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 thousand under Phase II of the Paycheck Protection Program. On June 2, 2021, the Company received notice from PNC Bank that its initial loan of $147,300 had been forgiven in its entirety by the Small Business Administration (“SBA”). On November 16, 2021, the Company received notice from PNC Bank that its second PPP loan of $127,400 had been forgiven in its entirety by the SBA.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The balances of the principal and accrued interest amounted to $283 thousand and $276 thousand as of September 30, 2022 and December 31, 2021, respectively.

12. Convertible Notes Payable

On December 24, 2020, the Company issued a $100 thousand 6% Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $2.80. The note was fully repaid (including all accrued but unpaid interest) on March 14, 2021.

On January 19, 2021, the Company issued a $15 thousand Secured Convertible Promissory Note which was convertible into shares of the Company’s common stock at a price per share of $1.05. The note was fully repaid (including all accrued but unpaid interest) on March 14, 2021.

Auctus Fund Financing

On March 11, 2021, the Company and Auctus Fund, LLC, a Delaware limited liability company (“Auctus”) entered into a senior secured convertible promissory note in the principal amount of $1,680 thousand, which includes $180 thousand of interest which was deemed fully earned as of the issuance date (the “Auctus Note”). The Auctus Note was fully repaid (including all principal and interest) on March 15, 2022 with a one-time cash payment of $1,680 thousand.

Investor Private Placement Offering

On September 2, 2021, the Company closed a private placement offering with twenty accredited investors (the “September 2 Investors”) whereby the Company issued to the September 2 Investors subordinated secured convertible promissory notes in the aggregate principal amount of $1,814 thousand, which includes $194 thousand of interest which was deemed fully earned as of the issuance date (the “September 2 Notes”).

On January 25, 2022, the Company repaid a September 2 Investor in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest. The Company did incur a 105% pre-payment penalty of $16,800 with respect to the repayment of the investor’s note and the repayment extinguished the note in its entirety.

On September 6, 2022, the September 2 Notes remaining outstanding balance was repaid in full which consisted of principal and interest of $1,478 thousand.

13. Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 22,019, 34,286, 7,428, 7,286, 44,286, 35,714 and 114,286 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other expense, net in the statement of operations.

On September 6, 2022, the Company agreed to extend the September 10, 2019 and November 6, 2019 warrants an additional six months until March 9, 2023 and May 5, 2023, respectively. The warrants were remeasured as of September 6, 2022 and consequently resulted in a warrant modification expense of $57 thousand.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value as of period ending 12/31/2021	265,305		$318
Modification of warrants			57
Change in fair value of warrant liability			(3)
Fair Value as of period ending 9/30/2022	265,305		$372

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of other comparable public companies used as inputs. As of September 30, 2022, none of the warrants have been exercised.

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

Revenues from two customers that exceeded 10% of total revenues for the nine months ended September 30, 2022 were 39% and 27%. The accounts receivable from the top two customers by revenue were 6%, and 53%, respectively, as well as 17% and 19% from two other customers of the total accounts receivable as of September 30, 2022.

Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2021 were 33%, 38%, and 24%. The accounts receivable from the top three customers by revenue were 16%, 17%, and 0%, respectively, as well as 18% from one other customer of the total accounts receivable as of September 30, 2021.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of September 30, 2022, the total amount exceeding such limit was $1,156 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

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

Overview

We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products and have recently began producing our own consumer products using our gels focused on proprietary branded products and white label opportunities. Both our gels and our consumer products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing capability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended September 30, 2022 and 2021

Revenues, net.

For the three months ended September 30, 2022 revenues were $568 thousand and increased by $233 thousand, or 69.6%, when compared to $335 thousand for the three months ended September 30, 2021. The increase in our overall revenues was primarily due to sales growth in branded consumer products and our contract manufacturing products.

Gross profit (loss). Our gross profit was $148 thousand for the three months ended September 30, 2022 compared to a gross loss of $57 thousand for the three months ended September 30, 2021. The profit recorded for the three months ended September 30, 2022, as compared to a loss recorded for the three months ended September 30, 2021, was primarily due to the higher volume of contract manufacturing sales against fixed costs. Gross profit was approximately 26% for the three months ended September 30, 2022 compared to a gross loss of (17)% for the three months ended September 30, 2021. The Company anticipates continued improvement in gross margins due to both increased revenue against fixed facility expenses and larger productions runs on commercially proven products.

The components of cost of revenues are as follows for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of revenues
Materials and finished products	$113	$121
Compensation and benefits	176	157
Depreciation and amortization	20	22
Equipment, production and other expenses	111	92
Total cost of revenues	$420	$392

Cost of revenues increased by $28 thousand, or 7.1%, to $420 thousand for the three months ended September 30, 2022, as compared to $392 thousand for the three months ended September 30, 2021. The increase in cost of revenues is primarily aligned with the revenue growth in the current year.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$118	$87
Share-based compensation	85	45
Depreciation and amortization	4	3
Other expenses and professional fees	785	418
Total Selling, general and administrative expenses	$992	$553

Selling, general and administrative expenses increased by $439 thousand, or 79.4%, to $992 thousand for the three months ended September 30, 2022, as compared to $553 thousand for the three months ended September 30, 2021. The increase in selling, general and administrative expenses is primarily attributable to an increase of franchise tax expense, increased research and development investment and the costs for professional fees and other administrative expenses in the current period associated with public company governance requirements. The exceptionally high franchise tax charge of $220 thousand was due to the company’s IPO and related increase in gross assets. In August of 2022 the Company reduced its authorized shares at its annual stockholders’ meeting. The result of this reduction, assuming a similar asset base as the Company currently has will reduce the 2023 franchise tax liability to approximately $28 thousand.

Compensation and benefits increased by $31 thousand, or 35.6%, to $118 thousand for the three months ended September 30, 2022, as compared to $87 thousand for the three months ended September 30, 2021. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $40 thousand, or 88.9%, to $85 thousand for the three months ended September 30, 2022, as compared to $45 thousand for the three months ended September 30, 2021. The share-based compensation related to the issuance of restricted stock awards and options to our CEO, restricted stock awards to all employees and options to board members, employees, and advisors.

Other expenses and professional fees increased by $367 thousand, or 87.8%, to $785 thousand for the three months ended September 30, 2022 from $418 thousand for the three months ended September 30, 2021. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was primarily due to the increase in professional fees in connection with our in the NASDAQ up-listing on December 27, 2021.

Research and development expenses. Research and development expenses increased by $193 thousand for the three months ended September 30, 2022 from $0 for the three months ended September 30, 2021. The increase is due to the initiation of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Comparison of the Nine Months ended September 30, 2022 and 2021

Revenues, net.

For the nine months ended September 30, 2022 revenues were $1,524 thousand and increased by $506 thousand, or 49.7%, when compared to $1,018 thousand for the nine months ended September 30, 2021. The increase in our overall revenues was due to sales growth of new products as well as our initiatives in custom label manufacturing and branded consumer product.

Gross profit (loss). Our gross profit was $220 thousand for the nine months ended September 30, 2022 compared to a gross loss of $(95) thousand for the nine months ended September 30, 2021. The profit recorded for the nine months ended September 30, 2022, as compared to a loss recorded for the nine months ended September 30, 2021, was primarily due to the higher volume of contract manufacturing sales against fixed costs. Gross profit was approximately 14.4% for the nine months ended September 30, 2022 compared to a gross loss of (9.3)% for the nine months ended September 30, 2021. The components of cost of revenues are as follows for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Cost of revenues
Materials and finished products	$403	$351
Compensation and benefits	518	419
Depreciation and amortization	63	65
Equipment, production and other expenses	320	278
Total cost of revenues	$1,304	$1,113

Cost of revenues increased by $191 thousand, or 17.2%, to $1,304 thousand for the nine months ended September 30, 2022, as compared to $1,113 thousand for the nine months ended September 30, 2021. The increase in cost of revenues is primarily aligned with the new product line growth in the current year.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$379	$259
Share-based compensation	219	230
Depreciation and amortization	11	10
Other expenses and professional fees	1,850	1,072
Total Selling, general and administrative expenses	$2,459	$1,571

Selling, general and administrative expenses increased by $888 thousand, or 56.5%, to $2,459 thousand for the nine months ended September 30, 2022, as compared to $1,571 thousand for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses is primarily attributable to our costs for professional fees and other administrative expenses in the current period associated with public company governance requirements.

Compensation and benefits increased by $120 thousand, or 46.3%, to $379 thousand for the nine months ended September 30, 2022, as compared to $259 thousand for the nine months ended September 30, 2021. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $11 thousand, or 4.8%, to $219 thousand for the nine months ended September 30, 2022, as compared to $230 thousand for the nine months ended September 30, 2021. The share-based compensation related to the issuance of restricted stock awards and options to our CEO, restricted stock awards to all employees and options to board members, employees, and advisors.

Other expenses and professional fees increased by $778 thousand, or 72.6%, to $1.9 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. We continued to incur legal, accounting and consulting fees associated with public company governance requirements, however, the increase in professional fees compared to the prior year period was primarily due to the increase in professional fees in connection with our in the NASDAQ up-listing on December 27, 2021.

Research and development expenses. Research and development expenses increased by $311 thousand to $328 thousand for the nine months ended September 30, 2022 from $17 thousand for the nine months ended September 30, 2021. The increase is due to the initiation of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology as well as continuing development on the NEXDrape medical device.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	September 30,	September 30,
	2022	2021
Net cash used in operating activities	$(2,343)	$(1,556)
Net cash used in investing activities	(6,068)	(390)
Net cash provided by (used in) financing activities	(3,512)	3,169
Net increase (decrease) in cash and cash equivalents	(11,923)	1,223
Cash and cash equivalents at beginning of period	13,350	32
Cash and cash equivalent at end of period	$1,427	$1,255

As of September 30, 2022, we had $1.4 million of cash and cash equivalents and $6.0 million of marketable securities, compared to $13.4 million of cash at December 31, 2021. Net cash used in operating activities was $2.3 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. See Notes 2 and 3 of our financial statements above for a more detailed discussion of our marketable securities.

Net cash used in investing activities was $6,068 thousand and $390 thousand for the nine months ended September 30, 2022 and 2021, respectively, consisting of investments in marketable securities of $6,980 thousand, the sale of marketable securities for $1,000 thousand, and purchases of capital equipment of $88 thousand for the nine months ended September 30, 2022 and purchases of capital equipment of $390 thousand in the prior year period.

Net cash used by financing activities for the nine months ended September 30, 2022 was $3.5 million which is attributable to the principal payments of convertible notes of $3.5 million. For the nine months ended September 30, 2021 cash flows from financing activities were $3.2 million which is attributable to the issuance of common stock of $285 thousand and proceeds of a notes payable of $15 thousand and proceeds from the PPP loan of $127 thousand and convertible notes payable, net of $2.8 million, net of costs and principal payments of convertible notes of $100 thousand.

At September 30, 2022, current assets totaled $8.3 million and current liabilities totaled $1.1 million, as compared to current assets totaling $13.9 million and current liabilities totaling $2.9 million at December 31, 2021. As a result, we had working capital of $7.2 million at September 30, 2022, compared to a working capital of $11.0 million at December 31, 2021. The decrease in the working capital as of September 30, 2022 is primarily attributable to the repayment of convertible notes payable of $3.5 million in the current period.

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

On September 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued to twenty investors a 12% senior secured convertible promissory note in the principal amount of $1.8 million, including $194 thousand (which represents the twelve months of guaranteed interest which was earned in full as of September 2, 2021), which is convertible into shares of the Company’s common stock at a price per share of $5.25 subject to certain adjustments as discussed herein in Note 13 in the Notes to Condensed Consolidated Financials. The net proceeds received by the Company were $1.5 million after deducting fees and expenses related to the transaction. The purchasers in the September 2021 securities purchase agreement also received warrants to purchase shares of our common stock. On January 25, 2022, the Company repaid an investor in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest the September 2 Offering. The Company did incur a 105% pre-payment penalty of $16,800 with respect to the repayment of the investor’s note and the repayment extinguished the note in its entirety. Furthermore, the remaining September 2 Notes’ were fully repaid (including all principal and interest) on September 6, 2022 with a one-time cash payment of $1.5 million.

On March 11, 2021, the Company and Auctus entered into a senior secured convertible promissory note in the principal amount of $1,680 thousand, which includes $180 thousand of interest which was deemed fully earned as of the issuance date. The Auctus Note was fully repaid (including all principal and interest) on March 15, 2022 with a one-time cash payment of $1,680 thousand.

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

We expect to continue incurring losses for the near-term future. Our ability to continue to operate as a going concern in the long term is dependent upon our ability to manage and grow our current products and to ultimately achieve profitable operations. Management may consider various options to raise capital to fund potential acquisitions through equity or debt offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

Off Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2022, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of September 30, 2022 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXGEL, INC.

Date: November 8, 2022	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

