Form 10-K
period 2022-12-31
NEXGEL, INC.
filed 2023-03-28
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ◻ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s second fiscal quarter, was approximately $7,524,481 based on the price at which the registrant last sold common equity.

As of March 27, 2023, the registrant had 5,611,282 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Except as otherwise provided herein, all share and per-share amounts of our common stock, equity awards and warrants, including the shares of common stock and warrants being offered hereby, have been adjusted to give effect to the Reverse Stock Split for all years presented. The Reverse Stock Split did not alter the par value of the Company’s common stock, which remains at $0.001 per share, modify any voting rights or other terms of our common stock, or impact the amount of preferred stock the Company is authorized to issue.

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

Our Facilities

We manufacture our hydrogels at what we believe to be one of only two facilities that can produce state-of-the–art hydrogel transdermal products and we have successfully used over two hundred active ingredients combinations in our hydrogels to date. Our facility consists of 13,500 square feet of manufacturing space, which we currently operate at only 5% capacity and can expand rapidly to meet increased demand, including for our healthcare and consumer product lines as described in more detail below. At full capacity, our facility should allow for us to produce approximately 1.4 billion square inches of product annually. Additionally, in 2021 we completed a $650,000 facility accelerator upgrade which we believe will result in a more efficient manufacturing process. Our facility is subject to stringent FDA compliance requirements. We also believe our facility creates a high barrier to entry into our hydrogel and consumer product business.

Consumer Products

Beginning in the third quarter of 2020, we began selling our own branded products using our hydrogel technology on the Amazon marketplace. In 2022 we expanded access to our products by launching our own direct to consumer website, Medagel.com. We currently have fourteen different product offerings, including multiple packaging configurations of the same product, which we market under the brand names MedaGel and LumaGel Beauty and intend to offer additional products in 2023 and beyond. The products we sell under our MedaGel brand primarily relate to over-the-counter (“OTC”) remedy solutions, such as blister and pain applications; while the products we sell under our LumaGel Beauty brand primarily relate to beauty and cosmetic solutions, such as wrinkle and skin cream applications.

Additionally, we have several more products in our development pipeline. We intend for these products to address various market opportunities including the OTC” pharmaceutical drug delivery market, pain management, beauty and cosmetics, sports related applications, cannabinoids (CBD/THC) and general podiatry.

Custom and White Label Opportunities

We are also implementing a new strategy to leverage our hydrogel products and technologies by allowing other OTC brands to incorporate them into their products. We believe our hydrogels, which do not use chemical cross-linking agents or parabens but rather use electronic beam energy, will be attractive to other OTC brands, especially in the beauty and cosmetics industry, and their customers. We believe these white labeling opportunities will increase the markets’ awareness of us as a consumer-friendly and reliable supplier of customizable patches. Additionally, we created a process where customers have the ability to create their own custom hydrogel products. Customers pay a development fee, eliminating our financial risk in the success or failure of the custom product. As opposed to our contract manufacturing business, where we provide bulk sale of roll stock hydrogel to our customers who then use it as one component in their products which they themselves then manufacture, test, market and sell, our custom and white label business will provide customers with a finished product which they will then brand and re-sell.

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

We are also in the process of developing a product we call NEXDerm which will be an adhesive tape designed to secure central lines and intravenous tubes and devices to patients before, during and after medical treatment. We believe NEXDerm will be an attractive alternative to Tegaderm™, a 3M Healthcare product. Based on our discussion with medical professionals, Tegaderm™ is often difficult and painful to remove after adhesion, particularly for comprised skin patients. NEXDerm, which will incorporate exclusively licensed technology owned by Noble Fiber, is designed to create a gentle to skin surgical tape impregnated with antimicrobial X-Static® silver fiber. We believe NEXDerm, if successfully developed, will offer the following advantages over Tegaderm™: (i) ability to easily reposition the adhesive tape; (ii) pain-free removal; (iii) gentle to the skin; and (iv) increased infection prevention. As with NEXDrape, we intend to file a 510(k) premarket submission with the FDA to demonstrate that NEXDrape is as safe and effective (or substantially equivalent to) a legally marketed surgical drape device. There can be no guarantee that the FDA approves our application, if submitted.

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

Sales and Marketing

Contract Manufacturing, Consumer Products and Customer and White Label Offerings. We continue to focus on sales and marketing efforts in the United States. The Company has expanded their sales effort throughout 2022, including hiring a dedicated employee and contracting with individuals for business development exploration and sales effort. These individuals have been and will continue to focus on expanding contract manufacturing, consumer products and white label offering businesses.

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

Consumer Products and Medical Devices. As we expand our consumer products and medical device business, we will face a number of competitors. Our competitors include numerous manufacturers; distributors; marketers; online, specialty, mass, and other retailers; and physicians that actively compete for the business of consumers both in the United States and abroad, including companies such as Johnson & Johnson, Pfizer Consumer Healthcare and Procter & Gamble. Most of our competitors have longer operating histories, significantly greater resources, better developed and more innovative sales and distribution channels and platforms, greater name recognition, and larger established customer bases than we do. Therefore, a strategic partnership will be critical to our success in the medical device business. We also face similar challenges with our own consumer branded products and may pursue similar strategic partnerships, though direct to consumer marketing and selling is more feasible.

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

Customers

During the year ended December 31, 2022 one major customer accounted for approximately 29% and during the year ended December 31, 2021, three major customers accounted for approximately 42% of our revenue. We cannot be certain as to this customer’s intentions to use our services during and beyond the fiscal year ended December 31, 2022 since we do not currently have a contract with this customer. However, we have been supplying this customer for more than 15 years and have no reason to anticipate any change. Our contract manufacturing business, including with respect to this customer, operates on a purchase order basis.

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

Research and Development Costs

For the years ended December 31, 2022 and 2021, we incurred approximately $367 thousand and $31 thousand, respectively, in research and development costs. We expect to incur increased costs in the future for our medical device business. Research and development will be an important component in the growth of our business.

Employees

As of December 31, 2022, we had 12 full-time employees. Of these employees, three are involved with finance, sales, marketing, and administration and nine are involved with manufacturing and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting and tax services, legal compliance, and other services on an as needed basis.

Properties

We maintain a combined corporate office and manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space. Our lease expires on January 31, 2031. We believe that our facility is well maintained and are suitable and adequate for our current needs.

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

Our products contain materials and parts purchased globally from many suppliers, including single-source direct suppliers, which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, wars such as the current conflict in Ukraine, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and raw materials, thus requiring us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all.

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

Our hydrogel manufacturing business is currently our sole source of revenue, and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2022, one major customer accounted for approximately 29% of our revenue. The loss of any of our significant customers would have a significantly negative effect on our overall operations.

We rely heavily on the Amazon marketplace for the sales and distribution of our consumer products, and if we are unable to maintain a good relationship with Amazon or if Amazon experiences disruptions, our business will suffer.

We rely heavily on the Amazon marketplace for the sales and distribution of our consumer products to our end consumers. We believe that we have good relationships with Amazon. However, if we or any of our partners, (or if Amazon believes we or any of our partners have violated) its terms of service, Amazon could limit or terminate its relationship with us. Any limitation or termination of our relationship with Amazon could materially adversely affect our business, financial condition and or results of operations. Additionally, any prolonged disruption of Amazon’s website or its delivery and distribution of our consumer products could materially adversely impact our business.

We have no contracts in place with our customers in either our contract manufacturing or consumer products business. The absence of such contracts could result in periods during which we must continue to pay costs without revenues.

Our sales are made on a purchase order basis, we do not have contracts with our customers in either our contract manufacturing or consumer products business. Accordingly, our customers are not required to purchase a minimum amount of our products, and we therefore could have periods during which we have no or limited orders for our products, which will make it difficult for us to operate as we will have to continue paying our expenses. We cannot provide assurance that we will be able to timely locate new customers, if at all, when our existing customers are not placing orders. The periods in which we have no or limited purchase orders for our products would have a material adverse effect on our business and financial condition.

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

The business of developing and marketing consumer and personal care products is highly competitive and sensitive to the introduction of new, competitive products, which may rapidly capture a significant share of the applicable market. Our competitors include numerous manufacturers; distributors; marketers; online, specialty, mass, and other retailers; and physicians that actively compete for the business of consumers both in the United States and abroad. Most of our competitors have longer operating histories, significantly greater resources, better-developed and more innovative sales and distribution channels and platforms, greater name recognition, and larger established customer bases than we do. Our present and future competitors may be able to better withstand reductions in prices or other adverse economic or market conditions than we can; develop products that are comparable or superior to those we offer; adapt more quickly or effectively to new technologies, changing regulatory requirements, evolving industry trends and standards, and customer requirements than we can; and/or devote greater resources to the development, promotion, and sale of their products than we do. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge that will compete with us. Accordingly, competition may intensify, and we may not be able to compete effectively in our markets. If we are not able to compete successfully in the consumer products sector, our business, financial condition, and operating results would be materially adversely affected.

Our failure to appropriately respond to changing consumer trends, preferences, and demand for new products and product enhancements could materially harm our business, financial condition, and operating results.

Our consumer products business is subject to rapidly changing consumer trends and preferences and product introductions. Our success will depend in part on our ability to anticipate and respond to these changes and introductions, and we may not respond or develop new products or product enhancements in a cost-effective, timely, or commercially appropriate manner. The success of our new product offerings and enhancements depends on a number of factors, including our ability to:

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

As we continue to develop our medical devices, such as NEXDrape, our future success and the market for our products will depend to a significant extent upon the goodwill associated with our trademark and tradenames and our ability to protect our proprietary rights in our innovative products and product enhancements. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing, and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection are important to our business. Although most of our trademarks are filed in the United States, we may not be successful in asserting trademark or trade name protection or obtaining new trademark registrations.

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

Our common stock and certain of our warrants trade on The Nasdaq Capital Market under the symbols “NXGL” and “NXGLW,” respectively. However, prior to December, 2021 there has historically been no public market for our common stock and an active trading market for our common stock may not develop or may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.

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

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 27% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of March 27, 2023, our principal stockholders, officers and directors beneficially owned approximately 27% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

As described elsewhere in this Form 10-K, we have previously issued warrants, restricted stock units, and stock options to fund our operations, pay for services rendered and incentivize our employees and directors. The conversion or exercise of these securities would result in substantial dilution to our stockholders. As of the date of the filing of this Form 10-K, we may be required to issue:

●	524,937 shares of common stock issuable upon the exercise of outstanding stock options at a weighted average exercise price of $2.351416 per share;

●	3,637,190 shares of common stock issuable upon the exercise of warrants at a weighted average exercise price of approximately $5.16281; and

●	90,432 shares of restricted common stock issuable upon vesting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain a combined corporate office and manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space. Our lease expires on January 31, 2031. We believe that our facility is well maintained and are suitable and adequate for our current needs.

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

Holders

As of March 27, 2023, there were over 1,109 shareholders of record and 5,611,282 shares of common stock outstanding.

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

Sales of Unregistered Securities during the Fiscal Year Ended December 31, 2022

The Company did not sell any unregistered securities during the fiscal year ended December 31, 2022.

Issuer Repurchases of Securities during the Fiscal Year Ended December 31, 2022

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2022.

Item 6. [Reserved]

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are intended to help prospective investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our financial statements and related notes thereto included elsewhere in this information statement.

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

The NexGel Financial Statements, discussed below, reflect the NexGel financial condition, results of operations, and cash flows. The financial information discussed below and included in this information statement, however, may not necessarily reflect what the NexGel financial condition, results of operations, or cash flows would have been had NexGel been operated as a separate, independent entity during the years presented, or what the NexGel financial condition, results of operations, and cash flows may be in the future.

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

2021 Initial Public Offering

On December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $5.50 per share

Pursuant to the Offering, the Company received gross proceeds of approximately $14.2 million, before deducting underwriting discounts and commissions of seven percent (7%) of the gross proceeds and estimated Offering expenses.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison years identified.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues, net

For the year ended December 31, 2022 revenues were $2.05 million and increased by $497 thousand, or 32.0%, when compared to $1.55 million for the year ended December 31, 2021. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom & White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into salable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the company a small fee to develop a specific product. Once completed, the customer places a large order for newly developed product.

Consumer Branded Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom & White Label and Consumer Branded Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

Gross profit (loss) Our gross profit was $256 thousand for the year ended December 31, 2022 compared to a gross profit of $8 thousand for the year ended December 31, 2021. The increase in the profit recorded for the year ended December 31, 2022, as compared to December 31, 2021, was primarily due to the higher volume of contract manufacturing sales against fixed costs and lower manufacturing labor costs. Gross profit was approximately 12.5% for the year ended December 31, 2022 compared to a gross profit of 0.5% for the year ended December 31, 2021. The Company anticipates continued improvement in gross margins due to both increased revenue against fixed facility expenses and larger productions runs on commercially proven products.

The components of cost of revenues are as follows for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenues
Materials and finished products	$541	$520
Compensation and benefits	702	569
Depreciation and amortization	83	86
Equipment, production and other expenses	466	368
Total cost of revenues	$1,792	$1,543

Cost of revenues increased by $249 thousand, or 16.14%, to $1.8 million for the year ended December 31, 2022, as compared to $1.5 million for the year ended December 31, 2021. The increase in cost of revenues is primarily aligned with the revenue growth in the current year.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021
Selling, general and administrative expenses
Compensation and benefits	$526	$381
Share-based compensation	282	285
Depreciation and amortization	16	13
Advertising, marketing, & Amazon fees	436	320
Investor & shareholder services	567	429
Franchise taxes & corporate insurance	405	129
Professional and consulting fees	643	488
Other expenses and professional fees	362	502
Total selling, general and administrative expenses	$3,237	$2,547

Selling, general and administrative expenses increased by $690 thousand, or 27.09%, to $3.24 million for the year ended December 31, 2022, as compared to $2.55 million for the year ended December 31, 2021. The increase in selling, general and administrative expenses is primarily attributable to an increase of franchise tax expense, increased research and development investment, and the costs for professional fees and other administrative expenses in the current year associated with public company governance requirements.

Compensation and benefits increased by $145 thousand, or 38.06%, to $526 thousand for the year ended December 31, 2022, as compared to $381 thousand for the year ended December 31, 2021. The number of employees increased compared to the prior year and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $3 thousand, or 1.1%, to $282 thousand for the year ended December 31, 2022, as compared to $285 thousand for the year ended December 31, 2021. The share-based compensation related to the issuance of restricted stock awards and options to our CEO, restricted stock awards to all employees and options to board members, employees, and advisors.

Advertising, marketing, Amazon fees increased by $116 thousand, or 36.3%, to $436 thousand for the year ended December 31, 2022, as compared to $320 thousand for the year ended December 31, 2021. The increase is due to the increased Amazon selling fees as well as an increase in advertising and marketing.

Investor and shareholder services increased by $138 thousand, or 32.2%, to $567 thousand for the year ended December 31, 2022, as compared to $429 thousand for the year ended December 31, 2021. The increase is due to the increase shareholder requirements in 2022 upon the IPO occurring on December 27, 2021.

Franchise taxes and corporate insurance increased by $276 thousand, or 214.0%, to $405 thousand for the year ended December 31, 2022, as compared to $129 thousand for the year ended December 31, 2021. The exceptionally high franchise tax was due to the Company’s IPO and the associated increase in gross assets. In August of 2022, the Company reduced its authorized shares at its annual meeting. The result of this reduction, assuming a similar asset base as the Company currently has, will reduce the 2023 franchise tax liability to approximately $24 thousand.

Professional and consulting fees increased by $155 thousand, or 31.8%, to $643 thousand for the year ended December 31, 2022, as compared to $488 thousand for the year ended December 31, 2021. We continued to incur accounting and consulting fees associated with public company governance requirements. However, the increase in professional fees compared to the prior year was in connection with our NASDAQ up-listing on December 27, 2021.

Other expenses decreased by $140 thousand, or 27.9%, to $362 thousand for the year ended December 31, 2022 from $502 thousand for the year ended December 31, 2021. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses

Research and development expenses increased by $336 thousand to $367 thousand for the year ended December 31, 2022 from $31 thousand for the year ended December 31, 2021. The increase is due to the initiation of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Liquidity and Capital Resources

Cash Flow (in thousands)

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(2,992)	$(2,753)
Net cash used in investing activities	(5,595)	(269)
Net cash provided by (used in) financing activities	(3,662)	16,340
Net increase (decrease) in cash and cash equivalents	(12,249)	13,318
Cash and cash equivalents at beginning of year	13,350	32
Cash and cash equivalent at end of year	$1,101	$13,350

As of December 31, 2022, we had $1.1 million of cash and cash equivalents and $5.5 million of marketable securities, compared to $13.4 million of cash at December 31, 2021. Net cash used in operating activities was $3.0 million and $2.80 million for the years ended December 31, 2022 and 2021, respectively. See Notes 2 and 3 of our financial statements above for a more detailed discussion of our marketable securities.

Net cash used in investing activities was $5,595 thousand and $269 thousand for the years ended December 31, 2022 and 2021, respectively, consisting of purchases of marketable securities of $6,999 thousand, the sales of marketable securities of $1,500 thousand, and purchases of capital equipment of $96 thousand for year ended December 31, 2022 and purchases of capital equipment of $269 thousand in the prior year.

Net cash used by financing activities for year ended December 31, 2022 was $3.7 million which is attributable to the principal payments of convertible notes of $3.5 million and payments of $151 thousand made on the operating lease liability. Net cash provided by financing activities for the year ended December 31, 2021 was $16.3 million which is primarily attributable to the issuance of common stock of $13.5 million, proceeds from notes payable of $142 thousand, proceeds from convertible notes of $3.0 million offset by principal payments on convertible notes of $100 thousand.

At December 31, 2022, current assets totaled $7.5 million and current liabilities totaled $859 thousand, as compared to current assets totaling $13.9 million and current liabilities totaling $2.9 million at December 31, 2021. As a result, we had working capital of $6.6 million at December 31, 2022, compared to a working capital of $11.0 million at December 31, 2021. The decrease in the working capital as of December 31, 2022 is primarily attributable to the repayment of convertible notes payable of $3.5 million in the current year.

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

We have sufficient capital to maintain as a going concern due to the capital raise that occurred on December 27, 2021 and we believe we have sufficient cash and marketable securities to operate our business plan through 2025. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred during 2019 through 2021. The fair values of the warrants are estimated as of the date of issuance and again at each year end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on either the three-year or five-year contractual expiration date.

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

Not required.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS - TABLE OF CONTENTS

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

NexGel, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexGel, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Stock Options, Restricted Stock Units, and Warrants

Critical Audit Matter Description:

As discussed in Note 10 of the notes to consolidated financial statements, the Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options, restricted stock units, and warrants issued for goods and services. The Black-Scholes option pricing model involves the use of several significant estimates such as the expected life of the award expected, expected share price volatility, dividend yield, and risk-free interest rate.

Given the significant estimates involved in estimating the fair value of stock options, restricted stock units, and warrants granted, the related audit effort in evaluating management’s estimates in determining the fair value of stock options required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding of the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

-	We reviewed the Company’s dividend history, noting the Company has not issued dividends historically and management indicated that no future dividends were currently anticipated.

-	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’, restricted stock units’, and/or warrants’ expected term.

-	We recalculated the Company’s historical share price volatility for a term comparable to the stock options’, restricted stock units’, and/or warrants’ expected term.

-	We recalculated the expected term of the stock options, restricted stock units, and/or warrants using the simplified method.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 27, 2023

We have served as the Company’s auditor since 2019.

NEXGEL, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS:
Current Assets:
Cash	$1,101	$13,350
Marketable securities	5,508	-
Accounts receivable, net	222	209
Inventory	502	291
Prepaid expenses and other current assets	172	77
Total current assets	7,505	13,927
Goodwill	311	311
Intangibles, net	20	33
Property and equipment, net	721	723
Operating lease - right of use asset	1,737	1,926
Other assets	63	63
Total assets	$10,357	$16,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$265	$254
Accrued expenses and other current liabilities	130	62
Convertible notes payable, net of deferred financing costs	-	2,037
Notes payable, current portion	15	10
Warrant liability	242	318
Operating lease liability, current portion	207	207
Total current liabilities	859	2,888
Operating lease liability, net of current portion	1,593	1,744
Notes payable, net of current portion	268	266
Total liabilities	2,720	4,898

Commitments and Contingencies (Note 15)

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 5,577,916 and 5,572,234 shares issued and outstanding as of both December 31, 2022 and 2021	6	6
Additional paid-in capital	19,189	18,891
Accumulated deficit	(11,558)	(6,812)
Total stockholders’ equity	7,637	12,085
Total liabilities and stockholders’ equity	$10,357	$16,983

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues, net	$2,048	$1,551

Cost of revenues	1,792	1,543

Gross profit	256	8

Operating expenses
Research and development	367	31
Selling, general and administrative	3,237	2,547
Total operating expenses	3,604	2,578

Loss from operations	(3,348)	(2,570)

Other income (expense)
Change in fair value of warrant liability and warrant modification expense	76	8
Forgiveness of debt	-	275
Debt financing costs	-	(68)
Unrealized gain on investments in marketable securities	9	-
Loss on debt extinguishment	(150)	(25)
Interest expense	(1,336)	(1,930)
Other income	3	-
Total other income (expense)	(1,398)	(1,740)
Net loss	$(4,746)	$(4,310)

Net loss per common share – basic and diluted	$(0.85)	$(1.45)

Weighted average shares used in computing net loss per common share – basic and diluted	5,574,818	2,979,962

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	2,838,047	$3	$2,570	$(2,502)	$71

Issuance of common stock, net of issuance costs	2,686,800	3	13,468	-	13,471
Restricted stock vesting	39,524	-	61	-	61
Beneficial conversion and warrant features of convertible debt	-	-	2,587	-	2,587
Exercise of stock options	7,183	-	-	-	-
Share-based compensation	-	-	223	-	223
Derivative liability - COVA	-	-	(18)	-	(18)
Share adjustment for stock split rounding	680	-	-	-	-
Net loss	-	-	-	(4,310)	(4,310)

Balance, December 31, 2021	5,572,234	$6	$18,891	$(6,812)	$12,085

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	5,572,234	$6	$18,891	$(6,812)	$12,085
Stock-based compensation	-	-	231	-	231
Restricted stock vesting	5,682	-	67	-	67
Net loss	-	-	-	(4,746)	(4,746)

Balance, December 31, 2022	5,577,916	$6	$19,189	$(11,558)	$7,637

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Operating Activities
Net loss	$(4,746)	$(4,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	113
Share-based compensation	298	285
Gain on investment in marketable securities	(9)	-
Changes in fair value of warrant liability	(133)	(8)
Warrant modification expense	57	52
Forgiveness of debt	-	(275)
Amortization of right of use asset	189	25
Loss of extinguishment of debt	150	25
Amortization of deferred financing costs	1,324	1,933

Changes in operating assets and liabilities:
Accounts receivable, net	(13)	(137)
Inventory	(211)	(58)
Prepaid expenses and other current assets	(95)	63
Accounts payable	11	(405)
Accrued expenses and other current liabilities	74	(18)
Deferred revenue	-	(38)
Net Cash Used in Operating Activities	(2,992)	(2,753)

Investing Activities
Purchases of equipment	(96)	(269)
Proceeds from sales of marketable securities	1,500	-
Investments in or Purchases of marketable securities	(6,999)	-
Net Cash Used in Investing Activities	(5,595)	(269)

Financing Activities
Principal payments on operating lease liability	(151)	-
Issuance of common stock, net of issuance costs	-	13,471
Proceeds from notes payable	-	15
Proceeds from convertible notes	-	2,957
Payment of financing costs	-	(115)
Principal payments of notes payable	-	(15)
Principal payments on convertible notes	(3,511)	(100)
Proceeds from notes payable (PPP)	-	127
Net Cash Used in Financing Activities	(3,662)	16,340

Net Increase (Decrease) in Cash	(12,249)	13,318
Cash – Beginning of year	13,350	32
Cash – End of year	$1,101	$13,350
Supplemental Non-cash Investing and Financing Activities
Fair value of beneficial conversion and warrant features of convertible notes payable	$-	$2,587
Original issue discounts recognized on convertible notes payable	$-	$653
Warrants issued for debt and equity financing costs	$-	$203
Operating lease, ROU assets and liabilities	$-	$2,050

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, Stock Split and Basis of Presentation

NexGel, Inc. (“NexGel” or the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. NexGel has historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products, and has recently began producing the Company’s own consumer products using our gels focused on proprietary branded products and white label opportunities. Both the Company’s gels and consumer products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable NexGel to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, the Company has the manufacturing capability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, NexGel and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019.

The accompanying consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc.

Stock Split

On November 29, 2021, the Company effected a 1-for-35 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each issued and outstanding share of our common stock, and the per share exercise price of and number of shares of the Company’s common stock underlying our outstanding equity awards and warrants, was automatically proportionally adjusted based on the 1-for-35 Reverse Stock Split ratio. No fractional shares of common stock were issued in connection with the reverse stock split, and all such fractional interests were rounded up to the nearest whole number. Except as otherwise provided herein, all share and per-share amounts of our common stock, equity awards and warrants, including the shares of common stock and warrants being offered hereby, have been adjusted to give effect to the Reverse Stock Split for all years presented. The Reverse Stock Split did not alter the par value of the Company’s common stock, which remains at $0.001 per share, modify any voting rights or other terms of our common stock, or impact the amount of preferred stock the Company is authorized to issue.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

2. Going Concern

As of December 31, 2022, the Company had a cash balance of $1.1 million (including cash equivalents) and $5.5 million of marketable securities (see Note 3 for details of our marketable securities). For the year ended December 31, 2022, the Company incurred a net loss of $4.7 million and had a net usage of cash in operating activities of $3.0 million. In addition, the Company had a working capital of $6.6 million as of December 31, 2022. Additionally, we believe we have sufficient cash and marketable securities to operate our business plan through 2025.

On December 27, 2021, the Company sold an aggregate of 2,585,000 units at a price to the public of $5.50 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $5.50 per share, for net proceeds of $14.2 million. Proceeds from the Offering have been and are expected to be used for working capital, new product development and testing, and general business operations.

Management is exploring new product channel sales in adjacent industries, such as cosmetics, athletic products, and proprietary medical devices. The Company has increased focus on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

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

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include allowances for doubtful accounts, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform with the current year’s presentation.

Cash

Cash is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Marketable Securities

The Company classifies its marketable securities as held-to-maturity, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair value with any change in fair value recorded as an unrealized gain (loss) in the statement of operations of the year in which such change occurs. The total unrealized gain related to the marketable securities was inconsequential during the year ended December 31, 2022. The Company had no marketable securities as of December 31, 2021.

December 31,
2022
Marketable Securities
United States treasury bills (due February 23, 2023)	$492
United States treasury bills (due April 27, 2023)	20
United States treasury bills (due June 15, 2023)	4,384
United States treasury bills (due July 13, 2023)	127
United States treasury bills (due August 10, 2023)	485
Total	$5,508

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $9 thousand as of December 31, 2022 and $4 thousand as of December 31, 2021.

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

The balance is made up of raw materials, work-in-progress, and finished goods of $295 thousand, $51 thousand, and $156 thousand on December 31, 2022, respectively, and the balance was made up of raw materials, work-in-progress, and finished goods of $178 thousand, $88 thousand, and $25 thousand on December 31, 2021, respectively. Inventory is maintained at the Company’s warehouse and at an Amazon fulfillment center.

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

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of operations in revenues and cost of revenues, respectively. This is primarily through shipping fees incurred in the Amazon marketplace.

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

The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal and any resulting gains and losses are included in the results of operations during the same year.

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

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the years ended December 31, 2022 and 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and is primarily made up of $63 thousand and $23 thousand of prepaid insurance, and $109 thousand and $54 thousand general prepaid expenses and other current assets in the years ended December 31, 2022 and 2021 respectively.

Other Assets

Other Assets is recorded at historical costs, and as of December 31, 2022 and 2021, the balance is primarily comprised of spare parts for manufacturing equipment. Other assets are stated at cost and are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

		December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,508	$-	$-	$5,508
Total	$5,508	$-	$-	$5,508

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2021. The fair values of the warrants are estimated as of the date of issuance and again at each year end using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations.

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

Disaggregated revenue by sales type:

	Year Ended
	December 31,
	2022	2021
Contract manufacturing	$1,033	$767
Custom and white label finished goods manufacturing	34	194
NexGel branded consumer products	815	488
Other	166	102
Total	$2,048	$1,551

As of December 31, 2022 and 2021, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom & White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into salable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the Company a small fee to develop a specific product. Once completed, the customer places a large order for newly developed product.

Consumer Branded Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom & White Label and Consumer Branded Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 10 and note 18 below for further details regarding the 2019 Plan.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard was effective for the Company on January 1, 2020. The Company early adopted this new standard in the third quarter of 2019 and it did not have a material impact to its consolidated financial statements.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

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

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the year when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Segment reporting

The Company operates in one business segment as a contract manufacturer of aqueous polymer hydrogels. As a result, the Company’s operations are a single reportable segment, which is consistent with the Company’s internal management reporting.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a year from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all years presented,

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

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

4. Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2022 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2023	$207
2024	207
2025	207
2026	263
2027	274
Thereafter	890
Total undiscounted operating lease payments	$2,048
Less: Imputed interest	(248)
Present value of operating lease liability	$1,800
Weighted average remaining lease term	8.1 years
Weighted average discount rate	3.0%

Total operating lease expense for the year ended December 31, 2022 and 2021 was $246 and $233 thousand respectively, and is recorded in cost of revenues and selling, general and administrative expenses within the statements of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

December 31,
2022
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$207

5. Inventory

Inventory consists of the following ($ in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$295	$178
Work-in-progress	51	88
Finished goods	156	25
	502	291
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$502	$291

Inventory is maintained at the Company’s warehouse, an outsourced third-party contract manufacturing vendor, and at Amazon fulfillment centers. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2022	2021
Machinery and equipment	3 - 10	$973	$940
Office furniture and equipment	3 - 10	59	50
Leasehold improvements	6	228	228
Construction in progress	N/A	55	-
		1,315	1,218
Less: accumulated depreciation and amortization		(594)	(495)
Property and equipment, net		$721	$723

Depreciation expense for the year ended December 31, 2022 and 2021 was $99 thousand and $99 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of December 31, 2022 and 2021 ($ in thousands):

	December 31,	December 31,
	2022	2021
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(26)	(16)
Product/Technology related identifiable intangible assets, net	5	15
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(9)	(6)
Marketing related identifiable intangible assets, net	15	18
Total identifiable intangible assets, net	$20	$33

In connection with the May 29, 2020 acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.1 years and amortization expense amounted to $13 thousand for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2023	$8
2024	2
2025	2
2026	2
2027	2
Thereafter	4
Total	$20

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2022	2021
Salaries, benefits, and incentive compensation	$56	$54
Franchise tax accrual	52	-
Other	22	8
Total accrued expenses and other current liabilities	$130	$62

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

From January 1, 2021 through March 31, 2021, the Company entered into securities purchase agreements with certain accredited investors whereby the Company sold 101,800 shares of our common stock at a price per share equal to $2.80 for an aggregate purchase price of $285 thousand.

At December 31, 2022, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	524,937
Warrants to purchase common stock	3,637,190
Restricted stock units	90,432

10. Share-based Compensation

The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. The Company initially reserved a total of 57,143 shares of the Company’s common stock for awards under the 2019 Plan. Effective as of May 26, 2020 and May 3, 2021, respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 57,143 shares of common stock to 485,715 and from 485,715 shares of common stock to 571,429 shares of common stock, all of which may be delivered pursuant to incentive stock options. See Note 18 below relating the Board’s approval of an additional 300,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 871,429 of which 609,687 shares have already been awarded or exercised. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of December 31, 2022:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	571,429	564,246	7,183	-
Awards issued in excess of 2019 Plan	-	45,441	-	-
Total	571,429	609,687	7,183	-

(1)	includes incentive stock options and restricted stock units discussed below.

Incentive stock options

On October 1, 2022, the Company appointed Dr. Neil Chesen to the Company’s Scientific Advisory Board and in consideration for his appointment to the board, the Company granted Dr. Chesen an option to purchase up to 65,000 shares of common stock at a per share exercise price of $2.00 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 15,000 options, fully vested as of the date of grant and the remaining 50,000 options are contingent upon certain sales based milestones being achieved. The options expire on December 31, 2023 if the milestones are not achieved prior to that date. Also on October 1, 2022, the Company issued a second option grant to Dr. Chesen, to purchase up to 25,000 shares of common stock at a per share exercise price of $2.00 under the Company’s 2019 Long-Term Incentive Plan and are fully contingent upon certain sales based milestones being achieved with 18 months of commercial release. Also on October 1, 2022, the Company issued a third option grant to Dr. Chesen to purchase up to 37,500 shares of common stock at a per share exercise price of $5.50 under the Company’s 2019 Long-Term Incentive Plan and are fully contingent upon certain sales based milestones being achieved within 36 months of commercial release. As of December 31, 2022 the new product has not launched.

On October 1, 2022, the Company granted Dr. Leonard Nelson an option to purchase up to 30,000 shares of the Company’s common stock at a per share price of $2.00 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 5,000 options, fully vested as of the date of the grant and the remaining 25,000 options are contingent upon certain sales based milestones being achieved. The options expire within 18 months of commercial launch of a new product if the milestones are not achieved prior to that date or 10 years from the grant date, whichever comes first. As of December 31, 2022 the new product has not launched.

On October 1, 2022, the Company granted Dr. Leonard Nelson an option to purchase up to 37,500 shares of the Company’s common stock at a per share price of $5.50 under the Company’s 2019 Long-Term Incentive Plan. The options are contingent upon certain sales based milestones being achieved. The options expire within 36 months of commercial launch of a new product if the milestones are not achieved prior to that date or 10 years from the grant date, whichever comes first. As of December 31, 2022 the new product has not launched.

On January 15, 2021, the Company awarded a contractor options to purchase an aggregate of 14,286 shares of the Company’s common stock at a per share exercise price of $2.80 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 2,857 options, fully vested as of the date of grant and the remaining 11,429 options vested in November 2022.

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

On September 2, 2021, the Company appointed Adam Levy, Yaakov Spinrad and Miranda J. Toledano to the Board of Directors to serve for a term expiring at the next annual meeting of stockholders or until their successor is duly elected and qualified. On September 9, 2021 and in consideration for each person’s appointment to the board of directors, the Company granted each of Mr. Levy, Mr. Spinrad, and Ms. Toledano an option to purchase up to 14,286 shares of common stock at a per share exercise price of $5.25 under the Company’s 2019 Long-Term Incentive Plan. These option awards vested in four equal calendar quarter installments beginning on October 1, 2021.

The following table summarizes the Company’s incentive stock option activity and related information for the years ended December 31, 2022 and 2021.

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2021	387,318	$1,124418	9.32
Granted	90,478	3.960526	10.00
Exercised	(7,183)	1.75	—
Forfeited	—	—	—
Cancelled	(28,571)	1.40	—
Expired	(7,103)	1.75	—
Outstanding at December 31, 2021	434,939	$1.678955	8.56

Granted	195,000	$3.3461538	10.00
Exercised	—-	—	—
Forfeited	—	—	—
Cancelled	(100,001)	1.40000	—
Expired	(5,001)	1.40000	—
Outstanding at December 31, 2022	524,937	$2.351416	8.38
Exercisable at December 31, 2022	379,937	$1.777020	7.86

As of December 31, 2022 and 2021, vested outstanding stock options had $124 thousand and $408 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of December 31, 2022, there was no unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2022 and 2021:

	2022	2021
Volatility	277.84%	171.12%-183.48%
Risk-free interest rate	4.06%	0.46% - 0.86%
Dividend yield	0.0%	0.0%
Expected term	5.0 years	5.0-5.75 years

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

Restrictive stock awards

Effective as of August 1, 2022, the Company granted a restricted stock award of 84,750 shares of the Company’s common stock to certain officers and employees, all of which shares vest in four equal installments on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026. Under ASC 718, Compensation-Stock Compensation (“ASC 718”), the Company has measured the value of the 84,750 shares granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($1.82 per share).

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

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2020	39,524	$2.10
Granted	—	—
Exercised and converted to common shares	(39,524)	2.10
Forfeited	—	—
Outstanding at December 31, 2021	—	—
Granted	96,114	1.61
Exercised and converted to common shares	(5,682)	4.40
Forfeited	—	—
Outstanding at December 31, 2022	90,432	$1.43
Exercisable at December 31, 2022	5,682	$4.40

Under ASC 718, the Company has measured the value of its January 2022 award as if it were vested and issued on the grant date with a value of $50 thousand based on the closing price of the Company’s stock at the grant date of the RSU Grant ($4.40 per share) and in August 2022 an additional issuance of 84,750 shares was granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($1.82 per share).

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $89 thousand and $285 thousand has been recorded for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $116 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize over the next 36 months.

Warrants

The following table shows a summary of common stock warrants for the years ended December 31, 2022 and 2021.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2020	210,500	$0.85938	2.54

Granted	3,426,690	$5.42717	4.98
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2021	3,637,190	$5.16281	4.63
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2022	3,637,190	$5.16281	3.65
Exercisable at December 31, 2022	3,637,190	$5.16281	3.65

As of December 31, 2022 and 2021, vested outstanding warrants had $114 thousand and $372 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11. Notes Payable

PPP Loan

On April 22, 2020, the Company, entered into a promissory note with PNC Bank, N.A. (“PNC Bank”), which provided for a loan in the amount of $147,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On March 4, 2021, the Company received a second PPP Loan in the amount of $127,400 under Phase II of the Paycheck Protection Program. On June 2, 2021, the Company received notice from PNC Bank that its initial loan of $147,300 had been forgiven in its entirety by the Small Business Administration (“SBA”). On November 16, 2021, the Company received notice from PNC Bank that its second PPP loan of $127,400 had been forgiven in its entirety by the SBA.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $283 thousand and $276 thousand as of December 31, 2022 and 2021, respectively.

The future annual principal amounts and accrued interest to be paid as of December 31, 2022 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2023	$5
2024	5
2025	5
2026	6
2027	6
Thereafter	256
Total	$283

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

On March 11, 2021, the Company issued Auctus Fund, LLC, a Delaware limited liability company a one-year senior secured convertible promissory note in the principal amount of $1.68 million, which included $180 thousand of interest which was deemed fully earned as of the issuance date (the “Auctus Note”). The Auctus Note was fully repaid (including all principal and interest) on March 15, 2022 with a one-time cash payment of $1.68 million.

On September 2, 2021, the Company issued to certain holders one-year subordinated secured convertible promissory notes in the aggregate principal amount of $1,814 thousand, which included $194 thousand of interest which was deemed fully earned as of the issuance date (the “September 2 Notes”). On January 25, 2022, the Company repaid one of the September 2 Notes in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest. The Company incurred pre-payment penalty of $17 thousand with respect to the repayment of the note and the remaining unamortized debt discount in the amount of $133 thousand was written off and both amounts were recorded as a loss on extinguishment of debt of $150 thousand in accompany statement of operations during 2022. The repayment extinguished the note in its entirety. On September 6, 2022, the outstanding balance on the remaining September 2 Notes’ was repaid in full which consisted of principal of $1,478 thousand.

13. Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 22,019, 34,285, 7,429, 7,286, 44,286, 35,714 and 114,286 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the statement of operations.

On September 6, 2022, the Company agreed to extend the September 10, 2019 and November 6, 2019 warrants an additional six months until March 9, 2023 and May 5, 2023, respectively. The warrants were remeasured as of September 6, 2022 and consequently resulted in a warrant modification expense of $57 thousand.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2020	201,572		$123
Fair value at initial measurement dates	63,733	$3.2097	$203
Change in fair value of warrant liability			(8)
Fair value as of year ended 12/31/2021	265,305		$318
Modification of warrants	-		$57
Change in fair value of warrant liability	-		(133)
Fair value as of year ended 12/31/2022	265,305		$242

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of other comparable public companies used as inputs. As of December 31, 2022, none of the warrants have been exercised.

The fair value of the warrant liabilities was measured using a Black-Scholes model. Significant inputs into the model at the inception are as follows:

								Future
								Estimated
								Quarterly
		Warrant		Interest		Time to	Calculated	Dividend
Black -Scholes	Exercise	Expiration	Stock	Rate	Volatility	Maturity	fair value	per
Assumptions	Price	Date	Price (8)	(annual)(9)	(annual) (10)	(Years)	per share	share(11)
September 2, 2021(1)	$.0525	September 2, 2026	$3.50	0.78%	182.74%	5.0	$0.3325	$—
March 11, 2021(2)	$4.375 – 5.25	March 11, 2026	$3.50	0.17%	172.54%	5.0	$0.3325- 0.0329	$—
February 3, 2021(3)	$2.80	February 3, 2024	$2.80	0.18%	171.71%	3.0	$2.417461	$—
December 24, 2020 (4)	$2.80	December 24, 2023	$2.80	0.17%	172.54%	3.0	$2.422658	$—
March 18, 2020 (5)	$1.40	March 18, 2023	$1.40	0.66%	137.41%	3.0	$1.075547	$—
September 10, 2019 (6)	$0.49	September 10, 2022	$0.49	1.61%	139.84%	3.0	$0.38185	$—
November 6, 2019 (7)	$0.49	November 6, 2022	$0.49	1.60%	138.48%	3.0	$0.38255	$—

Significant inputs into the model at the reporting period measurement dates are as follows:

								Future
								Estimated
								Quarterly
		Warrant		Interest		Time to	Calculated	Dividend
Black-Scholes	Exercise	Expiration	Stock	Rate	Volatility	Maturity	fair value	per
Assumptions	Price	Date	Price (8)	(annual) (9)	(annual) (10)	(Years)	per share	share (11)
December 31, 2022(1)	$.0525	September 2, 2026	$1.25	4.22%	287.87%	3.68	$0.0968371	$—
December 31, 2022(2)	$4.375 – 5.25	March 11, 2026	$1.25	4.22%	288.66%	3.20	$0.096101 - 0.0957467	$—
December 31, 2022(3)	$2.80	February 3, 2024	$1.25	4.73%	352.74%	1.10	$0.0690620	$—
December 31, 2022(4)	$2.80	December 24, 2023	$1.25	4.73%	331.00%	0.98	$0.0681813	$—
December 31, 2022(5)	$1.40	March 18, 2023	$1.25	4.42%	147.61%	0.22	$0.0296661	$—
December 31, 2022(6)	$0.49	September 10, 2022	$1.25	4.42%	137.02%	0.35	$0.0091855	$—
December 31, 2022(7)	$0.49	November 6, 2022	$1.25	4.42%	149.27%	0.18	$0.0085006	$—

								Future
								Estimated
								Quarterly
		Warrant		Interest		Time to	Calculated	Dividend
Black-Scholes	Exercise	Expiration	Stock	Rate	Volatility	Maturity	fair value	per
Assumptions	Price	Date	Price (8)	(annual) (9)	(annual) (10)	(Years)	per share	share(11)
December 31, 2021(1)	$.0525	September 2, 2026	$3.50	0.98%	205.16%	4.67	$0.0968371	$—
December 31, 2021(2)	$4.375 – 5.25	March 11, 2026	$3.50	0.98%	205.16%	4.19	$0.096101 - 0.0957467	$—
December 31, 2021(3)	$2.80	February 3, 2024	$2.80	0.28%	205.16%	2.09	$0.0690620	$—
December 31, 2021(4)	$2.80	December 24, 2023	$2.80	0.28%	205.16%	1.98	$0.0681813	$—
December 31, 2021(5)	$1.40	March 18, 2023	$1.40	0.28%	205.16%	1.21	$0.0296661	$—
December 31, 2021(6)	$0.49	September 10, 2022	$0.49	0.09%	205.16%	0.69	$0.0091855	$—
December 31, 2021(7)	$0.49	November 6, 2022	$0.49	0.19%	205.16%	0.85	$0.0085006	$—

(1)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 2nd, 2021

(2)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 11th, 2021

(3)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on February 3rd, 2021

(4)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on December 24th, 2020

(5)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on March 18th, 2020

(6)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on September 10th, 2019

(7)	Based on the terms provided in the warrant agreement related to the issuance of common stock of on November 6th, 2019

(8)	Based on the observable transaction value of common stock of per the most recent stock issuance financing agreements.

(9)	Interest rate for U.S. Treasury Bonds, as of the issuance dates and each presented year ended date, as published by the U.S. Federal Reserve.

(10)	Based on the historical daily volatility of guideline public companies in the healthcare industry and each presented year ended date.

(11)	Current estimated dividend payments beyond initial four quarters. At a future date, the Company will review the working capital needs and make a final determination of any future dividend payments.

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

For the year ended December 31, 2022, the Company had revenue from one customer that approximated 29% of total revenue. The Company had three customers with accounts receivable balances that approximated 40%, 22% and 18% of total accounts receivable as of December 31, 2022.

Revenues from three customers that exceeded 10% of total revenues for the year ended December 31, 2021 were 15% and 14% and 13%. The Company had three customers with accounts receivable balances approximating 45%, 20%, and 12% of total accounts receivable as of December 31, 2021.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of December 31, 2022, the total amount exceeding such limit was $501 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

16. Related Party Transactions

Convertible Promissory Note

On December 24, 2020, the Company issued two Secured Convertible Promissory Notes in an aggregate amount of $100,000 to Mr. Stein, a member of the board of directors and an entity affiliated to Mr. Stein, N&F Trust 774 (See Note 12). The notes were repaid in March, 2021.

On September 2, 2021, the Company issued three Secured Convertible Promissory Notes to members of the board of directors in an aggregate amounts of $150,000 to Mr. Stein, $150,000 to Mr. Stefansky (Bezalel Partners, LLC), and $50,000 to Dr. Zeldis as part of the September 2 Notes. The notes were repaid in full in 2022 (See Note 12).

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $40,000 for services as of December 31, 2022 and 2021, included in accounts payable in the accompanying consolidated balance sheets.

17. Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2022 and 2021, there was no income tax expense or benefit.

At December 31, 2022 and 2021, the Company had no recorded tax liabilities for uncertain tax positions. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

The income tax (benefit) provision consists of the following:

For The Years Ended
December 31
	2022	2021
Federal:
Current	$—	$—
Deferred	—	—
State and local:
Current	—	—
Deferred	—	—
Income tax provision	$—	$—

For the years ended December 31, 2022 and 2021, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3%	5.3%
Permanent differences
Non-deductible expenses	(9.7)%	(10.5)%
Timing differences	(0.0)%	0.6%
Change in valuation allowance	(16.6)%	(16.4)%
Income tax provision	0.0%	0.0%

For the years ended December 31, 2022 and 2021, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to the net losses incurred and the corresponding increase to the valuation allowance.

As of December 31, 2022 and 2021, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$4,112	$3,326
Other	6	4
Total deferred tax assets	4,118	3,330
Valuation allowance	(4,118)	(3,330)
Deferred tax assets, net of valuation allowance	$—	$—
Deferred tax liabilities:
Property and equipment, net	—	—
Total deferred tax liabilities	—	—
Net deferred tax liabilities	$—	$—

As of December 31, 2022 and 2021, the Company has approximately $15.6 million and $12.6 million of federal NOL carryovers, respectively, which begin to expire in 2029 through 2036. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $15.6 million and $12.6 million, as of December 31, 2022 and 2021, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2022 and 2021 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions.

18. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting no such events other than the following.

On January 16, 2023, Scott R. Henry was appointed to the board of directors of the Company to serve for a term expiring at the Company’s next annual meeting of stockholders or his successor is duly elected and qualified. Mr. Henry was also appointed as a member to the Audit Committee of the board of directors.

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), named CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500,000 to the JV on a schedule to be determined to be used for equipment and facility upgrades as well as general corporate purposes.

On March 21, 2023, the Company entered into a Services Agreement with GlaxoSmithKline Consumer Healthcare Holdings (US) LLC (“Haleon”) to supply material for a consumer product to be developed and released in the future. There can be no guaranty that a consumer product will be released or, if released, that it will be successful. GlaxoSmithKline Consumer Healthcare Holdings (US) LLC is a Haleon group company.

On March 23, 2023, the board of directors of the Company approved an increase of the number of shares to be reserved under the Company’s 2019 Long-Term Incentive Plan by 300,000 shares of common stock, or from an aggregate number of 571,429 to 871,429 shares of common stock (the “2019 Plan Increase”). The Company expects the 2019 Plan Increase to satisfy the Company’s anticipated equity incentive award requirements for the next two to three years. The Company plans to submit the 2019 Plan Increase for approval to the Company’s stockholders at the Company’s 2023 annual meeting of stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of December 31, 2022 at a reasonable level of assurance.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2023 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2022” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Turner Stone & Company, LLP, Dallas, Texas, PCAOB Auditor ID 76.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements are included herein:

(2) Financial Statement Schedules

None.

(3) Exhibits

1.1	Underwriting Agreement dated December 21, 2021 by and between NexGel, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed with the SEC on December 27, 2021).

2.1	Form of Asset Contribution and Separation Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.3 to Form S-1, filed with the SEC on January 9, 2019).

2.2	Form of Tax Matters Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.4 to Form S-1, filed with the SEC on January 9, 2019).

2.3	Form of Bill of Sale and Assignment and Assumption Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

2.4	Amendment No. 2, dated April 19, 2019, to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.6 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)

3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).

3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).

3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020).

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.6 to Form S-1, filed with the SEC on December 2, 2021)

3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

4.1	12% Senior Secured Promissory Note, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.2	First Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.3	Second Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.4	Form of 12% Subordinated Secured Promissory Note, dated September 2, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2021)

4.5	Form of Common Stock Purchase Warrant, dated September 2, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2021)

4.6	Warrant Agency Agreement (including form of Common Warrant) dated December 27, 2021 by and between NexGel, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on December 27, 2021).

4.7	Underwriter Warrant dated December 27, 2021 issued to Maxim Group LLC (incorporated by reference to Exhibit 4.1 to Form 8-K, filed with the SEC on December 27, 2021).

10.1	Assignment and Amended and Restated Lease, dated as of January 25, 2002, by and between 2150 Cabot LLC, Embryo Development Corporation and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form S-1, filed with the SEC on January 9, 2019).

10.2	Amendment to Lease, dated as of February 23, 2007, by and between 2150 Cabot LLC and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.2 to Form S-1, filed with the SEC on January 9, 2019).

10.3	Third Amendment to Lease, dated as of February 27, 2009, by and between Exeter 2150 Cabot, L.P and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form S-1, filed with the SEC on January 9, 2019).

10.4	Assignment and Assumption of Lease Agreement, dated as of February 27, 2009, by and among Exeter 2150 Cabot, L.P, Hydrogel Design Systems, Inc. and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1, filed with the SEC on January 9, 2019).

10.5	Fourth Amendment to Lease, dated as of July 24, 2013, by and between Exeter 2150 Cabot, L.P and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1, filed with the SEC on January 9, 2019).

10.6	Form of Stock Purchase Agreement between NexGel, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2020).

10.7	Membership Interest Purchase Agreement dated May 29, 2020 by and among NexGel, Inc. and the members of Sport Defense LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020).

10.8	Form of 2019 Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.9	Form of Incentive Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.10	Form of Nonqualified Stock Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.12	Securities Purchase Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.13	Security Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.14	Registration Rights Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.15	First Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated August 13, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 16, 2021).

10.16	Form of Securities Purchase Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.17	Form of Security Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.18	Form of Security Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.19	Form of Registration Rights Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.20	Form of Lock-Up Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.21	Second Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated October 28, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.22	Third Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated December 10, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.23 to Form S-1, filed with the SEC on December 10, 2021).

10.23	2023 Executive Employment Agreement, dated December 30, 2022 by and between NexGel. Inc. and Adam Levy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2023).

21.1*	Subsidiaries

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexGel, Inc.

Date: March 27, 2023	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	March 27, 2023	Chief Executive Officer and President (Principal Executive Officer)
Adam Levy

/s/ Adam Drapczuk III	March 27, 2023	Chief Financial Officer (Principal Accounting and Financial Officer)
Adam Drapczuk III

/s/ Steven Glassman	March 27, 2023	Director
Steven Glassman

/s/ Scott Henry	March 27, 2023	Director
Scott Henry

/s/ David Stefansky	March 27, 2023	Director
David Stefansky

/s/ Nachum Stein	March 27, 2023	Director
Nachum Stein

/s/ Miranda J. Toledano	March 27, 2023	Director
Miranda J. Toledano

/s/ Jerome B. Zeldis	March 27, 2023	Director
Jerome B. Zeldis

