Form 10-Q
period 2023-03-31
NEXGEL, INC.
filed 2023-05-15
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-41173

NexGel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4042544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2150 Cabot Blvd West, Suite B Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 702-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	NXGL	The Nasdaq Capital Market LLC
Warrants to Purchase Common Stock	NXGLW	The Nasdaq Capital Market LLC

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

As of May 15, 2023, the registrant had 5,614,028 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS:
Current Assets:
Cash	$787	$1,101
Marketable securities	5,016	5,508
Accounts receivable, net	380	222
Inventory	968	502
Prepaid expenses and other current assets	129	172
Total current assets	7,280	7,505
Goodwill	311	311
Intangibles, net	16	20
Property and equipment, net	1,282	721
Operating lease - right of use asset	2,022	1,737
Other assets	95	63
Total assets	$11,006	$10,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$987	$265
Accrued expenses and other current liabilities	112	130
Notes payable, current portion	15	15
Warrant liability	176	242
Operating lease liability, current portion	232	207
Total current liabilities	1,522	859
Operating lease liability, net of current portion	1,864	1,593
Notes payable, net of current portion	266	268
Total liabilities	3,652	2,720

Commitments and Contingencies (Note 15)

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 5,614,028 and 5,577,916 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	19,213	19,189
Accumulated deficit	(12,372)	(11,558)
Total NexGel stockholders’ equity	6,847	7,637
Non-controlling interest in joint venture	507	-
Total stockholders’ equity	7,354	7,637
Total liabilities and stockholders’ equity	$11,006	$10,357

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2023	2022
Revenues, net	$620	$396

Cost of revenues	677	418

Gross loss	(57)	(22)

Operating expenses
Research and development	29	24
Selling, general and administrative	797	766
Total operating expenses	826	790

Loss from operations	(883)	(812)

Other income (expense)
Interest income (expense), net	(1)	(744)
Loss on debt extinguishment	-	(150)
Changes in fair value of warrant liability and warrant modification expense	66	(130)
Gain on investment in marketable securities	7
Other income	4	-
Total other income (expense), net	76	(1,024)
Loss before income taxes	(807)	(1,836)
Income tax expense	—	—
Net loss	(807)	(1,836)
Less: Income attributable to non-controlling interest in joint venture	7	—
Net loss attributable to NexGel stockholders	$(814)	$(1,836)
Net loss per common share - basic	$(0.15)	$(0.33)
Net loss per common share - diluted	$(0.15)	$(0.33)
Weighted average shares used in computing net loss per common share - basic	5,586,326	5,572,234
Weighted average shares used in computing net loss per common share – diluted	5,586,326	5,572,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2023	5,577,916	$6	$ 19,189	$-	$(11,558)	$7,637

Restricted stock vesting	5,682	—	24	—	—	24

Exercise of warrants	30,430	—	—	—	—	—

Non-controlling interest in JV	—	—	—	500	—	500

Net income (loss)	—	—	—	7	(814)	(807)

Balance, March 31, 2023	5,614,028	$6	$19,213	$507	$(12,372)	$7,354

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2022	5,572,234	$6	$18,891	$—	$(6,812)	$12,085

Stock-based compensation	—	—	55	—	—	55

Net loss	—	—	—	—	(1,836)	(1,836)

Balance, March 31, 2022	5,572,234	$6	$18,946	$—	$(8,648)	$10,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(814)	$(1,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Income attributable to non-controlling interest in joint venture	7	-
Depreciation and amortization	31	28
Changes in ROU asset and operating lease liability	11	10
Share-based compensation	24	55
Gain on investment in marketable securities	7	-
Changes in fair value of warrant liability and warrant modification	(66)	130
Amortization of deferred financing costs	-	741
Loss on extinguishment of debt	-	150

Changes in operating assets and liabilities:
Accounts receivable	(158)	77
Inventory	(466)	11
Prepaid expenses and other assets	11	(90)
Accounts payable	722	(71)
Accrued expenses and other current liabilities	(18)	(2)
Net Cash Used in Operating Activities	(709)	(797)

Investing Activities
Proceeds from sales of marketable securities	485	—
Capital expenditures	(88)	—
Net Cash Provided by Investing Activities	397	—

Financing Activities
Principle payment of notes payable	(2)	(2,033)
Net Cash Used in Financing Activities	(2)	(2,033)
Net Decrease in Cash	(314)	(2,830)
Cash – Beginning of period	1,101	13,350
Cash – End of period	$787	$10,520
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Property and equipment contributed as capital investment to JV	$500	$—
ROU asset and operating lease liabilities recognized upon consolidation of JV	$334	$—

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

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The agreement is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the JV (see Note 11).

2. Going Concern

As of March 31, 2023, the Company had a cash balance of $787 thousand (including cash equivalents) and $5.0 million of marketable securities (see Note 3 for details of our marketable securities). For the three months ended March 31, 2023, the Company incurred a net loss of $814 thousand and had a net usage of cash in operating activities of $709 thousand. In addition, the Company had a working capital of $5.8 million as of March 31, 2023. We believe we have sufficient cash and marketable securities to operate our business plan through 2025.

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

Marketable Securities

The Company classifies its marketable securities as held-to-maturity, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair value with any change in fair value recorded as an unrealized gain (loss) in the statement of operations of the year in which such change occurs. The total unrealized gain related to the marketable securities was inconsequential during the three months ended March 31, 2023.

The Company had the following marketable securities as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Marketable Securities
United States treasury bills (due February 23, 2023)	$-	$492
United States treasury bills (due April 27, 2023)	20	20
United States treasury bills (due June 15, 2023)	4,384	4,384
United States treasury bills (due July 13, 2023)	127	127
United States treasury bills (due August 10, 2023)	485	485
Total	$5,016	$5,508

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $19 thousand as of March 31, 2023 and $9 thousand as of December 31, 2022.

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

The balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained primarily at the Company’s warehouse and at an Amazon fulfillment center.

The “Cost of revenues” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

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

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the year ended December 31, 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is recorded at historical cost and is primarily made up of $28 thousand and $63 thousand of prepaid insurance, and $101 thousand and $109 thousand general prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022, respectively.

Other Assets

Other assets are recorded at historical costs, and as of March 31, 2023 and December 31, 2022, the balance is primarily comprised of spare parts for manufacturing equipment. Other assets are not subject to depreciation, until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

		March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,016	$-	$-	$5,016
Total	$5,016	$-	$-	$5,016

		December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,508	$-	$-	$5,508
Total	$5,508	$-	$-	$5,508

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2021. The fair values of the warrants are estimated as of the date of issuance and again at each year end using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the accompanying condensed consolidated statements of operations.

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

The Company currently recognizes revenue predominately from three types of revenue, contract manufacturing, custom and white label finished goods manufacturing and our branded products. Revenues from manufactured and branded products are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product.

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

Disaggregated revenue by sales type:

	Three months ended
	March 31,
	2023	2022
Contract manufacturing	$380	$135
Custom and white label finished goods manufacturing	4	—
NexGel branded consumer products	222	213
Other	14	48
Total	$620	$396

As of March 31, 2023 and December 31, 2022, the Company did not have any contract assets or contract liabilities from contracts with customers. As of March 31, 2023 and December 31, 2022, there were no remaining performance obligations that the Company had not satisfied.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning March 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

4. Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2023 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2023	$184
2024	245
2025	245
2026	301
2027	315
Thereafter	1,115
Total undiscounted operating lease payments	$2,405
Less: Imputed interest	(309)
Present value of operating lease liability	$2,096
Weighted average remaining lease term	8.9 years
Weighted average discount rate	3.5%

Total operating lease expense for the three months ending March 31, 2023 and 2022, was $65 thousand and $61 thousand, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

March 31,
2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$54

5. Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$582	$295
Work-in-progress	63	51
Finished goods	323	156
	968	502
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$968	$502

Inventory is maintained at the Company’s warehouse, an outsourced third-party contract manufacturing vendor, and at Amazon fulfillment centers. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2023	2022
Machinery and equipment	3 - 10	$1,478	$973
Office furniture and equipment	3 - 10	158	59
Leasehold improvements	6	233	228
Construction in progress	N/A	35	55
		1,904	1,315
Less: accumulated depreciation and amortization		(622)	(594)
Property and equipment, net		$1,282	$721

Depreciation expense for the three months ended March 31, 2023 and 2022 was $27 thousand and $25 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(29)	(26)
Product/Technology Related identifiable intangible assets, net	2	5
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(10)	(9)
Marketing related identifiable intangible assets, net	14	15
Total Identifiable intangible assets, net	$16	$20

In connection with the May 29, 2020 acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.7 years and amortization expense amounted to $4 thousand and $3 thousand for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the estimated annual amortization expense for each of the next five fiscal years is as follows:

($ in thousands):
2023	$4
2024	2
2025	2
2026	2
2027	2
Thereafter	4
Total	$16

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2023	2022
Salaries, benefits, and incentive compensation	$38	$56
Franchise tax accrual	58	52
Other	16	22
Total accrued expenses and other current liabilities	$112	$130

9. Common Stock

At March 31, 2023, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	542,469
Warrants to purchase common stock	3,557,190
Restricted stock units	121,787

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

On March 23, 2023, the board of directors of the Company approved an increase of the number of shares to be reserved under the Company’s 2019 Plan by 300,000 shares of common stock, or from an aggregate number of 571,429 to 871,429 shares of common stock (the “2019 Plan Increase”). The Company expects the 2019 Plan Increase to satisfy the Company’s anticipated equity incentive award requirements for at least two years.

Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

Incentive stock options

On March 8, 2023, the Company granted a contractor, an option to purchase up to 17,532 shares of the Company’s common stock at a per share exercise price of $2.00 under the Company’s 2019 Plan. This option award vests over a period of 12 months.

The following table contains information about the 2019 Plan as of March 31, 2023:

	Awards	Awards		Awards
	Reserved for Issuance	Issued & Outstanding	Awards Exercised	Available for Grant
2019 Plan(1)	871,429	627,219	7,183	237,027
Awards granted outside of the 2019 Plan(2)	-	37,037	11,364	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2023	524,937	$2.351416	8.38
Granted	17,532	2.00	10.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2023	542,469	$2.340058	8.20
Exercisable at March 31, 2023	351,398	$1.777947	7.42

As of March 31, 2023, vested outstanding stock options had $129 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of March 31, 2023, there was approximately $23 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 11 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the period ending March 31, 2023:

Volatility	257.64%
Risk-free interest rate	4.21%
Dividend yield	0.0%
Expected term	5.50 years

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

Effective as of January 3, 2023, the Company granted a restricted stock award of 37,037 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 30, 2022, all of which shares vested monthly from January 3, 2023 through December 31, 2023. Under ASC 718, the Company has measured the value of the 37,037 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($1.35 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2023	90,432	$1.43
Granted	37,037	1.35
Exercised and converted to common shares	(5,682)	4.40
Forfeited	—	—
Outstanding at March 31, 2023	121,787	$1.68
Exercisable at March 31, 2023	30,466	$1.68

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $24 thousand and $55 thousand has been recorded for the year ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $116 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize over the next 3 years.

Warrants

The following table shows a summary of common stock warrants through March 31, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2023	3,637,190	$5.16281	3.65
Granted	—	—	—
Exercised	(30,430)	0.69	—
Forfeited	—	—	—
Cancelled	(49,570)	1.18	—
Expired	—	—	—
Outstanding at March 31, 2023	3,557,190	$5.256569	3.47
Exercisable at March 31, 2023	3,557,190	$5.256569	3.47

As of March 31, 2023, vested outstanding warrants had $90 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11. Noncontrolling Interest in Joint Venture

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), named CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500,000 to the JV, on a schedule to be determined, to be used for equipment and facility upgrades as well as general corporate purposes. As of March 31, 2023, the Company has contributed $100,000 of its $500,000 commitment.

The JV is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to the JV that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs. Therefore, we have consolidated the JV.

12. Notes Payable

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

The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $281 thousand and $283 thousand as of March 31, 2023 and December 31, 2022, respectively.

The future annual principal amounts and accrued interest to be paid as of March 31, 2023 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2023 (remainder of the year)	$4
2024	5
2025	5
2026	5
2027	6
Thereafter	256
Total	$281

13. Convertible Notes Payable

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2022	265,305		$242
Exercise of warrants	(30,430)		(54)
Change in fair value of warrant liability	-		(12)
Fair value as of year ended 3/31/2023	234,875		$176

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

15. Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

Service Agreement

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

16. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

Revenues from three customers that exceeded 10% of total revenues for the three months ended March 31, 2023 were 52%, 21%, and 13%. The accounts receivable from the top three customers were 0%, 25%, and 31% as well as 10% from one other customer of the total accounts receivable as of March 31, 2023.

Revenues from three customers that exceeded 10% of total revenues for the three months ended March 31, 2022 were 52%, 12%, and 12%. The accounts receivable from the top three customers were 0%, 0%, and 40% as well as 16% and 22% from two other customers of the total accounts receivable as of March 31, 2022.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of March 31, 2023, the total amount exceeding such limit was $335 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

17. Related Party Transactions

Convertible Promissory Note

On September 2, 2021, the Company issued three Secured Convertible Promissory Notes to members of the board of directors in an aggregate amounts of $150,000 to Mr. Stein, $150,000 to Mr. Stefansky (Bezalel Partners, LLC), and $50,000 to Dr. Zeldis as part of the September 2 Notes. The notes were repaid in full in 2022.

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $40,000 for services as of March 31, 2023 and December 31, 2022, included in accounts payable in the accompanying consolidated balance sheets.

18. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements.

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

Joint Venture

On March 1, 2023, the Company acquired of 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The agreement is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison periods identified.

Comparison of the Three Months ended March 31, 2023 and 2022

Revenues, net.

For the three months ended March 31, 2023 revenues were $620 thousand and increased by $224 thousand, or 56.6%, when compared to $396 thousand for the three months ended March 31, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including the revenue from CG Labs from March 1, 2023 through March 31, 2023 of $189 thousand.

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

Gross profit (loss). Our gross loss was $57 thousand for the three months ended March 31, 2023 compared to a gross loss of $22 thousand for the three months ended March 31, 2022. The increase of $35 thousand in gross loss quarter over quarter was primarily due to the higher volume of contract manufacturing sales against fixed costs partially offset by higher manufacturing labor costs. Gross loss was approximately (9.2%) for the three months ended March 31, 2023 compared to a gross loss of (5.6%) for the three months ended March 31, 2022.

The components of cost of revenues are as follows for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenues
Materials and finished products	$355	$94
Compensation and benefits	171	171
Depreciation and amortization	20	21
Equipment, production and other expenses	131	132
Total cost of revenues	$677	$418

Cost of revenues increased by $259 thousand, or 62.0%, to $677 thousand for the three months ended March 31, 2023, as compared to $418 thousand for the three months ended March 31, 2022. The increase in cost of revenues is primarily aligned with the new product line growth and an increase in compensation and benefits in the current year.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended
	March 31,
	2023	2022
Selling, general and administrative expenses
Compensation and benefits	$161	$112
Share-based compensation	19	18
Depreciation and amortization	10	7
Advertising, marketing, & Amazon fees	94	39
Investor & shareholder services	96	149
Franchise tax & corporate insurance	44	49
Professional & consulting fees	263	226
Other expenses and professional fees	110	166
Total Selling, general and administrative expenses	$797	$766

Selling, general and administrative expenses increased by $31 thousand, or 4.0%, to $797 thousand for the three months ended March 31, 2023, as compared to $766 thousand for the three months ended March 31, 2022. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $49 thousand, or 43.8%, to $161 thousand for the three months ended March 31, 2023, as compared to $112 thousand for the three months ended March 31, 2022. The number of employees decreased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $1 thousand, or 5.6%, to $19 thousand for the three months ended March 31, 2023, as compared to $18 thousand for the three months ended March 31, 2022. The share-based compensation related to the issuance of stock options and restricted awards to our officers, employees, and advisors in the prior year period.

Advertising, marketing, Amazon fees increased by $55 thousand, or 141%, to $94 thousand for the three months ended March 31, 2023, as compared to $39 thousand for the three months ended March 31, 2022. The increase is due to the increased Amazon selling fees as well as an increase in advertising and marketing.

Investor and shareholder services decreased by $53 thousand, or 35.6%, to $96 thousand for the three months ended March 31, 2023, as compared to $149 thousand for the three months ended March 31, 2022. The decrease is due to initial fees related to the Nasdaq listing in 2022 upon the IPO occurring on December 27, 2021.

Franchise taxes and corporate insurance decreased by $5 thousand, or 10.2%, to $44 thousand for the three months ended March 31, 2023, as compared to $49 thousand for the three months ended March 31, 2022.

Professional and consulting fees increased by $37 thousand, or 16.4%, to $263 thousand for the three months ended March 31, 2023, as compared to $226 thousand for the three months ended March 31, 2022. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other Expenses decreased by $56 thousand, or 33.7%, to $110 thousand for the three months ended March 31, 2023 from $166 thousand for the three months ended March 31, 2022. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $29 thousand and $24 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	March 31,	March 31,
	2023	2022
Net cash used in operating activities	$(709)	$(797)
Net cash provided by investing activities	397	—
Net cash used in financing activities	(2)	(2,033)
Net increase (decrease) in cash and cash equivalents	(314)	(2,830)
Cash and cash equivalents at beginning of year	1,101	13,350
Cash and cash equivalent at end of quarter	$787	$10,520

As of March 31, 2023, we had $787 thousand of cash and $5.0 million of marketable securities, compared to $1.1 million of cash and $5.5 million of marketable securities at December 31, 2022. Net cash used in operating activities was $709 thousand and $797 thousand for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by investing activities was $397 thousand and $0 thousand for the three months ended March 31, 2023 and 2022, respectively, consisting of the sales of marketable securities of $485 thousand and purchases of capital equipment of $88 thousand for three months ended March 31, 2023. There were no investing activities for the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $2 thousand and $2.0 million is attributable to the principal payments of notes payable and convertible notes, respectively.

At March 31, 2023, current assets totaled $7.3 million and current liabilities totaled $1.5 million, as compared to current assets totaling $7.5 million and current liabilities totaling $859 thousand at December 31, 2022. As a result, we had working capital of $5.8 million at March 31, 2023, compared to a working capital of $6.6 million at December 31, 2022. The decrease in the working capital as of March 31, 2023 is primarily attributable to the loss from operations of $883 thousand.

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

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2023, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of March 31, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended March 31, 2023

The Company did not sell any unregistered securities during the three months ended March 31, 2023.

(b) Issuer Repurchases of Securities during the three months ended March 31, 2023

The Company did not repurchase any of its securities during the three months ended March 31, 2023.

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

NEXGEL, INC.

Date: May 15, 2023	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

