Form 10-Q
period 2023-06-30
NEXGEL, INC.
filed 2023-08-14
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 11, 2023, the registrant had 5,696,064 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS:
Current Assets:
Cash	$3,691	$1,101
Marketable securities	612	5,508
Accounts receivable, net	950	222
Inventory	1,079	502
Prepaid expenses and other current assets	366	172
Total current assets	6,698	7,505
Goodwill	311	311
Intangibles, net	13	20
Property and equipment, net	1,413	721
Operating lease - right of use asset	1,967	1,737
Other assets	95	63
Total assets	$10,497	$10,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,058	$265
Accrued expenses and other current liabilities	202	130
Current portion of note payable	15	15
Warrant liability	165	242
Operating lease liability, current portion	232	207
Total current liabilities	1,672	859
Operating lease liability, net of current portion	1,819	1,593
Notes payable, net of current portion	265	268
Total liabilities	3,756	2,720

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 5,696,064 and 5,577,916 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	19,242	19,189
Accumulated deficit	(13,067)	(11,558)
Total NexGel stockholders’ equity	6,181	7,637
Non-controlling interest in joint venture	560	-
Total stockholders’ equity	6,741	7,637
Total liabilities and stockholders’ equity	$10,497	$10,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues, net	$1,167	$561	$1,786	$956

Cost of revenues	992	460	1,669	884

Gross profit	175	101	117	72

Operating expenses
Research and development	55	111	84	135
Selling, general and administrative	882	708	1,679	1,467
Total operating expenses	937	819	1,763	1,602

Loss from operations	(762)	(718)	(1,646)	(1,530)

Other income (expense)
Interest expense	(9)	(348)	(10)	(1,092)
Interest income	2	-	2	-
Loss on debt extinguishment	-	-	-	(150)
Other income	-	2	4	2
Gain on investments	116	-	124	-
Changes in fair value of warrant liability	11	29	77	(101)
Total other income (expense), net	120	(317)	197	(1,341)
Loss before income taxes	(642)	(1,035)	(1,449)	(2,871)
Income tax expense	-	-	-	-
Net loss	$(642)	$(1,035)	(1,449)	(2,871)
Less: Income attributable to non-controlling interest in joint venture	53	-	60	-
Net loss attributable to NexGel stockholders	(695)	(1,035)	(1,509)	(2,871)
Net loss per common share - basic	$(0.12)	$(0.19)	(0.27)	(0.52)
Net loss per common share - diluted	$(0.12)	$(0.19)	(0.27)	(0.52)
Weighted average shares used in computing net loss per common share - basic	5,662,338	5,572,234	5,624,275	5,572,234
Weighted average shares used in computing net loss per common share – diluted	5,662,338	5,572,234	5,624,275	5,572,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2023	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Restricted stock vesting	5,682	-	24	-	-	24

Exercise of warrants	30,430	-	-	-	-	-

Non-controlling interest in JV	-	-	-	500	-	500

Net income (loss)	-	-	-	7	(814)	(807)

Balance, March 31, 2023	5,614,028	$6	$19,213	$507	$(12,372)	$7,354

Stock-based compensation	-	-	29	-	-	29

Exercise of warrants	82,036	-	-	-	-	-

Net income (loss)	-	-	-	53	(695)	(642)

Balance, June 30, 2023	5,696,064	$6	$19,242	$560	$(13,067)	$6,741

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, January 1, 2022	5,572,234	$6	$18,891	$(6,812)	$12,085

Stock-based compensation	-	-	55	-	55

Net loss	-	-	-	(1,836)	(1,836)

Balance, March 31, 2022	5,572,234	$6	$18,946	$(8,648)	$10,304

Stock-based compensation	-	-	54	-	54

Restricted stock vesting	-	-	25	-	25

Net loss	-	-	-	(1,035)	(1,035)

Balance, June 30, 2022	5,572,234	$6	$19,025	$(9,683)	$9,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(1,509)	$(2,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Income attributable to non-controlling interest in joint venture	60	-
Depreciation and amortization	68	57
Changes in ROU asset and operating lease liability	21	19
Share-based compensation and restricted stock vesting	53	134
Gain on investment in marketable securities	124	-
Changes in fair value of warrant liability and warrant modification	(77)	101
Amortization of deferred financing costs	-	1,086
Loss on extinguishment of debt	-	150

Changes in operating assets and liabilities:
Accounts receivable	(728)	(91)
Inventory	(577)	(90)
Prepaid expenses and other assets	(226)	(286)
Accounts payable	793	268
Accrued expenses and other current liabilities	72	28
Net Cash Used in Operating Activities	(1,926)	(1,495)

Investing Activities
Proceeds from sales of marketable securities	4,772	-
Investment in marketable securities	-	(5,371)
Capital expenditures	(253)	(31)
Net Cash Provided by Investing Activities	4,519	(5,402)

Financing Activities
Principle payments of notes payable	(3)	(2,033)
Net Cash Used in Financing Activities	(3)	(2,033)
Net Decrease in Cash	2,590	(8,930)
Cash – Beginning of period	1,101	13,350
Cash – End of period	$3,691	$4,420
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Non-cash Investing and Financing activities
Property and equipment contributed as capital investment to JV	$500	$-
ROU asset and operating lease liabilities recognized upon consolidation of JV	$334	$-

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned JV (see Note 11).

2. Going Concern

As of June 30, 2023, the Company had a cash balance of $3.7 million (including cash equivalents) and $612 thousand of marketable securities (see Note 3 for details of our marketable securities). For the six months ended June 30, 2023, the Company incurred a net loss of $1.5 million and had a net usage of cash in operating activities of $1.9 million. In addition, the Company had a working capital of $5.0 million as of June 30, 2023. We believe we have sufficient cash and marketable securities to operate our business plan through 2025.

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

We expect to continue incurring losses for the near-term future. Our ability to continue to operate as a going concern in the long-term is dependent upon our ability to manage and grow our current products and to ultimately achieve profitable operations. Management may consider various options to raise capital to fund potential acquisitions through equity or debt offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern. Additionally, it is reasonably possible that estimates made in the condensed consolidated financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include allowances for doubtful accounts, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Cash

Cash is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Marketable Securities

The Company classifies its marketable securities as held-to-maturity, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair value with any change in fair value recorded as an unrealized gain (loss) in the consolidated statement of operations of the period in which such change occurs.

The Company had the following marketable securities as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Marketable Securities
United States treasury bills (due February 23, 2023)	$-	$492
United States treasury bills (due April 27, 2023)	-	20
United States treasury bills (due June 15, 2023)	-	4,384
United States treasury bills (due July 13, 2023)	127	127
United States treasury bills (due August 10, 2023)	485	485
Total	$612	$5,508

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general, and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $17 thousand as of June 30, 2023, and $9 thousand as of December 31, 2022.

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

The “Cost of revenues” line item in the condensed consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

Research and Development

Our research and development activities focus on new and innovative products designed to support revenue growth. Research and development expenses consist primarily of contracted development and testing efforts associated with development of products.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our condensed consolidated statements of operations in revenues and cost of revenues, respectively. This is primarily through shipping fees incurred in the Amazon marketplace.

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

Impairment of Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and is primarily made up of $96 thousand and $63 thousand of prepaid insurance, and $270 thousand and $109 thousand general prepaid expenses and other current assets as of June 30, 2023, and December 31, 2022, respectively.

Other Assets

Other assets are recorded at historical costs, and as of June 30, 2023, and December 31, 2022, the balance is primarily comprised of spare parts for manufacturing equipment. Other assets are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

		June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$612	$-	$-	$612
Total	$612	$-	$-	$612

		December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,508	$-	$-	$5,508
Total	$5,508	$-	$-	$5,508

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

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption.

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

Disaggregated revenue by sales type:

	Three months ended
	June 30,
	2023	2022
Contract manufacturing	$887	$324
Custom and white label finished goods manufacturing	—	19
NexGel branded consumer products	259	180
Other	21	38
Total	$1,167	$561

	Six months ended
	June 30,
	2023	2022
Contract manufacturing	$1,267	$459
Custom and white label finished goods manufacturing	4	19
NexGel branded consumer products	493	392
Other	22	86
Total	$1,786	$956

As of June 30, 2023, and December 31, 2022, the Company did not have any contract assets or contract liabilities from contracts with customers. As of June 30, 2023, and December 31, 2022, there were no remaining performance obligations that the Company had not satisfied.

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

In June 2018, FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard was effective for the Company on January 1, 2020. The Company adopted this new standard early in the third quarter of 2019 and it did not have a material impact to its condensed consolidated financial statements.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the condensed consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

Leases

ASC 842, Leases, requires recognition of leases on the condensed consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

4. Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2023 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2023	$122
2024	245
2025	245
2026	301
2027	315
Thereafter	1,115
Total undiscounted operating lease payments	2,343
Less: Imputed interest	(292)
Present value of operating lease liability	$2,051
Weighted average remaining lease term	8.6 years
Weighted average discount rate	3.5%

Total operating lease expense for the six months ended June 30, 2023, and 2022, was $136 thousand and $103 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

June 30,
2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$136

5. Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$638	$295
Work-in-progress	43	51
Finished goods	398	156
	1,079	502
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$1,079	$502

Inventory is maintained at the Company’s warehouse, an outsourced third-party contract manufacturing vendor, and at Amazon fulfillment centers. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2023	2022
Machinery and equipment	3 - 10	$1,530	$973
Office furniture and equipment	3 - 10	159	59
Leasehold improvements	6	261	228
Construction in progress	N/A	118	55
Total property and equipment		2,068	1,315
Less: accumulated depreciation and amortization		(655)	(594)
Property and equipment, net		$1,413	$721

Depreciation expense for the six months ended June 30, 2023, and 2022 was $61 thousand and $49 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(31)	(26)
Product/Technology Related identifiable intangible assets, net	-	5
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(11)	(9)
Marketing related identifiable intangible assets, net	13	15
Total Identifiable intangible assets, net	$13	$20

In connection with the May 29, 2020, acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.7 years and amortization expense amounted to $7 thousand for the six months ended June 30, 2023, and 2022, respectively.

As of June 30, 2023, the estimated annual amortization expense for each of the next five fiscal years is as follows:

($ in thousands):
2023	$2
2024	2
2025	2
2026	2
2027	2
Thereafter	3
Total	$13

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2023	2022
Salaries, benefits, and incentive compensation	$72	$56
Franchise tax accrual	64	52
Other	66	22
Total accrued expenses and other current liabilities	$202	$130

9. Common Stock

At June 30, 2023, the Company has reserved common stock for issued securities in relation to the following:

Share-based compensation plan	528,182
Warrants to purchase common stock	3,442,904
Restricted stock units	121,787

10. Share-based Compensation

The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company up to an amount of 871,429 shares of common stock, all of which may be delivered pursuant to incentive stock options. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock option or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

Incentive stock options

On March 8, 2023, the Company granted a contractor an option to purchase up to 17,532 shares of the Company’s common stock at a per share exercise price of $2.00 under the Company’s 2019 Plan. This option award vests over a period of 12 months.

The following table contains information about the 2019 Plan as of June 30, 2023:

	Awards	Awards		Awards
	Reserved for Issuance	Issued & Outstanding	Awards Exercised	Available for Grant
2019 Plan(1)	871,429	612,932	7,183	251,314
Awards granted outside of the 2019 Plan(2)	-	37,037	11,364	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2023	524,937	$2.351416	8.38
Granted	17,532	2.00	10.0
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(10,000)	1.75	—
Expired	(4,287)	1.40	—
Outstanding at June 30, 2023	528,182	$2.35886	7.99
Exercisable at June 30, 2023	337,111	$1.774915	7.21

As of June 30, 2023, vested outstanding stock options had $129 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of June 30, 2023, there was approximately $17 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 11 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the period ended June 30, 2023:

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

Restrictive Stock Awards

Effective as of August 1, 2022, the Company granted a restricted stock award of 84,750 shares of the Company’s common stock to certain officers and employees, all of which shares vest in four equal installments on each of January 1, 2023, January 1, 2024, January 1, 2025 and January 1, 2026. Under ASC 718, the Company has measured the value of the 84,750 shares granted based on a closing price of the closing price of the Company’s stock at the grant date of the RSU Grant ($1.82 per share).

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

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2023	90,432	$1.43
Granted	37,037	1.35
Exercised and converted to common shares	(5,682)	4.40
Forfeited	—	—
Outstanding at June 30, 2023	121,787	$1.68
Exercisable at June 30, 2023	30,466	$1.68

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. As of June 30, 2023, there was $121 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize over the next 3 years.

Stock based compensation and restricted stock vesting of $53 thousand and $134 thousand has been recorded for the six months ended June 30, 2023, and 2022, respectively.

Warrants

The following table shows a summary of common stock warrants through June 30, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2023	3,637,190	$5.16281	3.65
Granted	—	—	—
Exercised	(112,466)	0.55	—
Forfeited	—	—	—
Cancelled	(81,820)	0.91	—
Expired	—	—	—
Outstanding at June 30, 2023	3,442,904	$5.414793	3.35
Exercisable at June 30, 2023	3,442,904	$5.414793	3.35

As of June 30, 2023, vested outstanding warrants had $0 intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11. Noncontrolling Interest in Joint Venture

On March 1, 2023, the Company acquired a 50% interest in a JV, named CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business (see Note 1). The JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500,000 to the JV, on a schedule to be determined, to be used for equipment and facility upgrades as well as general corporate purposes for JV. As of June 30, 2023, the Company has contributed $350,000 of its $500,000 commitment.

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

12. Notes Payable

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly which the Company began paying in December 2022 (thirty months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. The balances of the principal and accrued interest amounted to $280 thousand and $283 thousand as of June 30, 2023 and December 31, 2022, respectively.

The future annual principal amounts and accrued interest to be paid as of June 30, 2023 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2023 (remainder of the year)	$3
2024	5
2025	5
2026	5
2027	6
Thereafter	256
Total	$280

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

On September 2, 2021, the Company issued to certain holders one-year subordinated secured convertible promissory notes in the aggregate principal amount of $1,814 thousand, which included $194 thousand of interest which was deemed fully earned as of the issuance date (the “September 2 Notes”). On January 25, 2022, the Company repaid one of the September 2 Notes in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest. The Company incurred pre-payment penalty of $17 thousand with respect to the repayment of the note and the remaining unamortized debt discount in the amount of $133 thousand was written off and both amounts were recorded as a loss on extinguishment of debt of $150 thousand in accompany condensed consolidated statement of operations during 2022. The repayment extinguished the note in its entirety. On September 6, 2022, the outstanding balance on the remaining September 2 Notes’ was repaid in full which consisted of principal of $1,478 thousand.

14. Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 22,019, 34,286, 7,429, 7,286, 44,286, 35,715 and 114,286 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business 3 or 5 years, as applicable, after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2022	265,305		$242
Exercise of warrants	(194,286)		(154)
Change in fair value of warrant liability	-		77
Fair value as of period ended 6/30/2023	71,019		$165

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

Revenues from two customers that exceeded 10% of total revenues for the six months ended June 30, 2023, were 40% and 14%. The accounts receivable from those top two customers were 0% and 22% as well as 13%, 15%, and 16% from three other customers of the total accounts receivable as of June 30, 2023.

Revenues from two customers that exceeded 10% of total revenues for the six months ended June 30, 2022, were 40% and 25%. The accounts receivable from those top two customers by revenue were 6% and 46% as well as 15% and 22% from two other customers of the total accounts receivable as of June 30, 2022.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of June 30, 2023, the total amount exceeding such limit was $3 million. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

17. Related Party Transactions

Convertible Promissory Note

On September 2, 2021, the Company issued three Secured Convertible Promissory Notes to members of the board of directors in aggregate amounts of $150,000 to Mr. Stein, $150,000 to Mr. Stefansky (Bezalel Partners, LLC), and $50,000 to Dr. Zeldis as part of the September 2 Notes. The notes were repaid in full in 2022.

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 for services as of June 30, 2023 and $40,000 as of December 31, 2022, included in accounts payable in the accompanying condensed consolidated balance sheets.

18. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements and has noted none except as follows.

In July 2023, the Company announced a new strategic relationship with Enigma Health, a new joint venture company, for retail distribution and marketing services in North America. In addition to the Company, Enigma Health will also be providing services for Moiety, Inc., a topical lotion and creams manufacturer.

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

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our condensed consolidated statements of operations for the comparison periods identified.

Comparison of the Three Months ended June 30, 2023, and 2022

Revenues, net.

For the three months ended June 30, 2023, revenues were $1.17 million and increased by $606 thousand, or 108.0%, when compared to $561 thousand for the three months ended June 30, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including the revenue from CG Labs from April 1, 2023 through June 30, 2023 of $602 thousand.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices as further described below.

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

Gross profit. Our gross profit was $175 thousand for the three months ended June 30, 2023, compared to a gross profit of $101 thousand for the three months ended June 30, 2022. The increase of $74 thousand in gross profit quarter over quarter was primarily due to the higher volume of contract manufacturing sales against fixed costs partially offset by higher manufacturing labor costs and increased manufacturing of promotional materials, customer product samples and other marketing materials to support our new product launches. Gross profit was approximately 15% for the three months ended June 30, 2023, compared to a gross profit of 18% for the three months ended June 30, 2022.

The components of cost of revenues are as follows for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended
	June 30,
	2023	2022
Cost of revenues
Materials and finished products	$594	$196
Compensation and benefits	163	163
Depreciation and amortization	21	22
Equipment, production and other expenses	214	79
Total cost of revenues	$992	$460

Cost of revenues increased by $532 thousand, or 115.7%, to $992 thousand for the three months ended June 30, 2023, as compared to $460 thousand for the three months ended June 30, 2022. The increase in cost of revenues is pertains to and increase in materials and finished products and equipment, production and other expenses. These increases primarily align with the new product line growth and increased amounts of promotional materials, customer product samples and other marketing materials to support our new product launches.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the three months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended
	June 30,
	2023	2022
Selling, general and administrative expenses
Compensation and benefits	$176	$121
Share-based compensation	23	43
Depreciation and amortization	16	7
Advertising, marketing, & Amazon fees	166	80
Investor & shareholder services	140	129
Franchise tax & corporate insurance	63	48
Professional & consulting fees	246	217
Other expenses and professional fees	52	63
Total selling, general and administrative expenses	$882	$708

Selling, general and administrative expenses increased by $174 thousand, or 24.6%, to $882 thousand for the three months ended June 30, 2023, as compared to $708 thousand for the three months ended June 30, 2022. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $55 thousand, or 45.5%, to $176 thousand for the three months ended June 30, 2023, as compared to $121 thousand for the three months ended June 30, 2022. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $20 thousand, or 46.5%, to $23 thousand for the three months ended June 30, 2023, as compared to $43 thousand for the three months ended June 30, 2022. The decrease in share-based compensation related to the issuance of stock options and restricted awards to our officers, employees, and advisors in the prior year period that were not issued in the current period.

Advertising, marketing, Amazon fees increased by $86 thousand, or 107.5% to $166 thousand for the three months ended June 30, 2023, as compared to $80 thousand for the three months ended June 30, 2022. The increase is due to the increased Amazon selling fees and Amazon Advertising, which correlates with our increase in Branded Sales, as well as an increase in advertising and marketing in channels outside of Amazon.

Investor and shareholder services increased by $11 thousand, or 8.5% to $140 thousand for the three months ended June 30, 2023, as compared to $129 thousand for the three months ended June 30, 2022. The increase is due to an increase in investor outreach.

Franchise taxes and corporate insurance increased by $15 thousand, or 31.3% to $63 thousand for the three months ended June 30, 2023, as compared to $48 thousand for the three months ended June 30, 2022.

Professional and consulting fees increased by $29 thousand, or 13.4% to $246 thousand for the three months ended June 30, 2023, as compared to $217 thousand for the three months ended June 30, 2022. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other expenses decreased by $11 thousand, or 17.5%, to $52 thousand for the three months ended June 30, 2023 from $63 thousand for the three months ended June 30, 2022. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $55 thousand and $111 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively.

Comparison of the Six Months ended June 30, 2023 and 2022

Revenues, net.

For the six months ended June 30, 2023, revenues were $1.79 million and increased by $830 thousand, or 86.8%, when compared to $956 thousand for the six months ended June 30, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including the revenue from CG Labs from April 1, 2023 through June 30, 2023 of $792 thousand.

Gross profit. Our gross profit was $117 thousand for the six months ended June 30, 2023, compared to a gross profit of $72 thousand for the six months ended June 30, 2022. The increase in profit recorded for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the higher volume of contract manufacturing sales against fixed costs, partially offset by increased manufacturing of promotional materials, customer product samples and other marketing materials to support our new product launches. Gross profit was approximately 7% for the six months ended June 30, 2023, compared to a gross profit of 8% for the six months ended June 30, 2022. The components of cost of revenues are as follows for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Cost of revenues
Materials and finished products	$949	$290
Compensation and benefits	334	342
Depreciation and amortization	42	43
Equipment, production, and other expenses	344	209
Total cost of revenues	$1,669	$884

Cost of revenues increased by $785 thousand, or 88.8%, to $1.67 million for the six months ended June 30, 2023, as compared to $884 thousand for the six months ended June 30, 2022. The increase in cost of revenues pertains to and increase in materials and finished products and equipment, production and other expenses. These increases primarily align with the new product line growth and increased amounts of promotional materials, customer product samples and other marketing materials to support our new product launches.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Selling, general, and administrative expenses
Compensation and benefits	$321	$233
Share-based compensation	42	61
Depreciation and amortization	26	14
Advertising, marketing, & Amazon fees	260	119
Investor & shareholder services	237	278
Franchise tax & corporate insurance	122	97
Professional & consulting fees	552	443
Other expenses	119	222
Total selling, general and administrative expenses	$1,679	$1,467

Selling, general, and administrative expenses increased by $212 thousand, or 14.5%, to $1.68 million for the six months ended June 30, 2023, as compared to $1.47 million for the six months ended June 30, 2022. The increase in selling, general, and administrative expenses is primarily attributable to our costs for professional fees and other administrative expenses in the current period associated with public company governance requirements.

Compensation and benefits increased by $88 thousand, or 37.8%, to $321 thousand for the six months ended June 30, 2023, as compared to $233 thousand for the six months ended June 30, 2022. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $19 thousand, or 31.1%, to $42 thousand for the six months ended June 30, 2023, as compared to $61 thousand for the six months ended June 30, 2022. The share-based compensation related to the issuance of stock restricted stock awards and options to our CEO and options to board members, employees, and advisors.

Advertising, marketing, Amazon fees increased by $141 thousand or 118.5%, to $260 thousand for the six months ended June 30, 2023, as compared to $119 thousand for the six months ended June 30, 2022. The increase is due to the increased Amazon selling fees as well as an increase in advertising and marketing.

Investor and shareholder services decreased by $41 thousand or 14.7%, to $237 thousand for the six months ended June 30, 2023, as compared to $278 thousand for the six months ended June 30, 2022. The decrease is due to initial fees related to the Nasdaq listing in 2022 upon the IPO occurring on December 27, 2021.

Franchise taxes and corporate insurance increased by $25 thousand or 25.8%, to $122 thousand for the six months ended June 30, 2023, as compared to $97 thousand for the six months ended June 30, 2022.

Professional and consulting fees increased by $109 thousand or 24.6% to $552 thousand for the six months ended June 30, 2023, as compared to $443 thousand for the six months ended June 30, 2022. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other expenses decreased by $103 thousand, or 46.4%, to $119 thousand for the six months ended June 30, 2023 from $222 thousand for the six months ended June 30, 2022. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $51 thousand to $84 thousand for the six months ended June 30, 2023 from $135 thousand for the six months ended June 30, 2022. The decrease is due to the completion of development efforts of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	June 30,	June 30,
	2023	2022
Net cash used in operating activities	$(1,926)	$(1,495)
Net cash provided by investing activities	4,519	(5,402)
Net cash used in financing activities	(3)	(2,033)
Net increase (decrease) in cash and cash equivalents	2,590	(8,930)
Cash and cash equivalents at beginning of year	1,101	13,350
Cash and cash equivalent at end of quarter	$3,691	$4,420

As of June 30, 2023, we had $3.7 million of cash and $612 thousand of marketable securities, compared to $1.1 million of cash and $5.5 million of marketable securities at December 31, 2022. Net cash used in operating activities was $1.9 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided by investing activities was $4.5 million and net cash used in investing activities was $5.4 million for the six months ended June 30, 2023 and 2022, respectively, consisting of the sales of marketable securities of $4.8 million and purchases of capital equipment of $253 thousand for six months ended June 30, 2023.

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $3 thousand and $2 million and is attributable to the principal payments of notes payable and convertible notes, respectively.

At June 30, 2023, current assets totaled $6.7 million and current liabilities totaled $1.7 million, as compared to current assets totaling $7.5 million and current liabilities totaling $859 thousand at December 31, 2022. As a result, we had working capital of $5.0 million at June 30, 2023, compared to a working capital of $6.6 million at December 31, 2022. The decrease in the working capital as of June 30, 2023 is primarily attributable to the loss from operations of $1.6 million.

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

Off Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2023, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended June 30, 2023

The Company did not sell any unregistered securities during the three months ended June 30, 2023.

(b) Issuer Repurchases of Securities during the three months ended June 30, 2023

The Company did not repurchase any of its securities during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date:August 14, 2023	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

