Form 10-Q
period 2023-09-30
NEXGEL, INC.
filed 2023-11-13
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023, the registrant had 5,717,629 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS:
Current Assets:
Cash	$3,266	$1,101
Marketable securities	-	5,508
Accounts receivable, net	1,158	222
Inventory	1,090	502
Prepaid expenses and other current assets	367	172
Total current assets	5,881	7,505
Goodwill	311	311
Intangibles, net	12	20
Property and equipment, net	1,737	721
Operating lease - right of use asset	1,911	1,737
Other assets	95	63
Total assets	$9,947	$10,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,073	$265
Accrued expenses and other current liabilities	152	130
Deferred revenue	34	-
Current portion of note payable	5	15
Warrant liability	146	242
Operating lease liability, current portion	233	207
Total current liabilities	1,643	859
Operating lease liability, net of current portion	1,774	1,593
Notes payable, net of current portion	274	268
Total liabilities	3,691	2,720

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 5,717,629 and 5,577,916 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	19,309	19,189
Accumulated deficit	(13,617)	(11,558)
Total NexGel stockholders’ equity	5,698	7,637
Non-controlling interest in joint venture	558	-
Total stockholders’ equity	6,256	7,637
Total liabilities and stockholders’ equity	$9,947	$10,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues, net	$1,221	$568	$3,007	$1,524

Cost of revenues	877	420	2,546	1,304

Gross profit	344	148	461	220

Operating expenses
Research and development	6	193	90	328
Selling, general and administrative	950	992	2,629	2,459
Total operating expenses	956	1,185	2,719	2,787

Loss from operations	(612)	(1,037)	(2,258)	(2,567)

Other income (expense)
Interest expense	(3)	(242)	(13)	(1,334)
Interest income	1	-	3	-
Loss on debt extinguishment	-	-	-	(150)
Warrant modification expense	-	(57)	-	(57)
Other income	-	-	3	2
Gain on investments	44	5	168	5
Changes in fair value of warrant liability	18	104	96	3
Total other income (expense), net	60	(190)	257	(1,531)
Loss before income taxes	(552)	(1,227)	(2,001)	(4,098)
Income tax expense	-	-	-	-
Net loss	$(552)	$(1,227)	$(2,001)	$(4,098)
Less: (Income) loss attributable to non-controlling interest in joint venture	2	-	(58)	-
Net loss attributable to NexGel stockholders	(550)	(1,227)	(2,059)	(4,098)
Net loss per common share - basic	$(0.10)	$(0.22)	$(0.36)	$(0.74)
Net loss per common share - diluted	$(0.10)	$(0.22)	$(0.36)	$(0.74)
Weighted average shares used in computing net loss per common share - basic	5,714,316	5,572,234	5,654,981	5,572,234
Weighted average shares used in computing net loss per common share – diluted	5,714,316	5,572,234	5,654,981	5,572,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2023	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Restricted stock vesting	5,682	-	24	-	-	24

Exercise of warrants	30,430	-	-	-	-	-

Non-controlling interest in JV	-	-	-	500	-	500

Net income (loss)	-	-	-	7	(814)	(807)

Balance, March 31, 2023	5,614,028	$6	$19,213	$507	$(12,372)	$7,354

Stock-based compensation	-	-	29	-	-	29

Exercise of warrants	82,036	-	-	-	-	-

Net income (loss)	-	-	-	53	(695)	(642)

Balance, June 30, 2023	5,696,064	$6	$19,242	$560	$(13,067)	$6,741

Stock-based compensation	21,565	-	67	-	-	67

Net loss	-	-	-	(2)	(550)	(552)

Balance, September 30, 2023	5,717,629	$6	$19,309	$558	$(13,617)	$6,256

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

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(2,059)	$(4,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Income attributable to non-controlling interest in joint venture	58	-
Depreciation and amortization	103	84
Changes in ROU asset and operating lease liability	33	29
Share-based compensation and restricted stock vesting	120	231
Gain on investment in marketable securities	168	(5)
Changes in fair value of warrant liability and warrant modification	(96)	(3)
Amortization of deferred financing costs	-	1,325
Warrant modification expense	-	57
Loss on extinguishment of debt	-	150

Changes in operating assets and liabilities:
Accounts receivable	(936)	(56)
Inventory	(588)	(108)
Prepaid expenses and other assets	(227)	(162)
Accounts payable	808	104
Accrued expenses and other current liabilities	(67)	109
Deferred revenue	34	-
Net Cash Used in Operating Activities	(2,649)	(2,343)

Investing Activities
Proceeds from sales of marketable securities	5,340	1,000
Investment in marketable securities	-	(6,980)
Capital expenditures	(611)	(88)
Net Cash Provided by (Used in) Investing Activities	4,729	(6,068)

Financing Activities
Proceeds from margin line of credit	89	-
Principle payments of notes payable	(4)	(3,512)
Net Cash Provided by (Used in) Financing Activities	85	(3,512)
Net Increase (Decrease) in Cash	2,165	(11,923)
Cash – Beginning of period	1,101	13,350
Cash – End of period	$3,266	$1,427
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$7	$-
Taxes	$-	$-

Supplemental Non-cash Investing and Financing activities
Property and equipment contributed as capital investment to JV	$500	$-
ROU asset and operating lease liabilities recognized upon consolidation of JV	$334	$-

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

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned JV (see Note 11).

2. Going Concern

As of September 30, 2023, the Company had a cash balance of $3.3 million (including cash equivalents). For the nine months ended September 30, 2023, the Company incurred a net loss of $2.1 million and had a net usage of cash in operating activities of $2.6 million. In addition, the Company had a working capital of $4.2 million as of September 30, 2023. We believe we have sufficient cash and marketable securities to operate our business plan through 2024.

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

The Company had the following marketable securities as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Marketable Securities
United States treasury bills (due February 23, 2023)	$-	$492
United States treasury bills (due April 27, 2023)	-	20
United States treasury bills (due June 15, 2023)	-	4,384
United States treasury bills (due July 13, 2023)	-	127
United States treasury bills (due August 10, 2023)	-	485
Total	$-	$5,508

Margin Line of Credit

We have a brokerage account through which we buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2023, there was $89 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying consolidated balance sheet. The short-term credit line will be repaid upon the maturity of U.S. treasury bills of $3 million with an original maturity of three months or less which are included in cash within the accompanying consolidated balance sheet (see Note 8).

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general, and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $17 thousand as of September 30, 2023, and $9 thousand as of December 31, 2022.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and is primarily made up of $77 thousand and $63 thousand of prepaid insurance, and $290 thousand and $109 thousand general prepaid expenses as of September 30, 2023, and December 31, 2022, respectively.

Other Assets

Other assets are recorded at historical costs, and as of September 30, 2023, and December 31, 2022, the balance is primarily comprised of spare parts for manufacturing equipment. Spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$-	$-	$-	$-
Total	$-	$-	$-	$-

		December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
United States treasury bills	$5,508	$-	$-	$5,508
Total	$5,508	$-	$-	$5,508

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

Disaggregated revenue by sales type:

	Three months ended
	September 30,
	2023	2022
Contract manufacturing	$805	$277
Custom and white label finished goods manufacturing	5	15
NexGel branded consumer products	356	231
Other	55	45
Total	$1,221	$568

	Nine months ended
	September 30,
	2023	2022
Contract manufacturing	$2,072	$736
Custom and white label finished goods manufacturing	10	34
NexGel branded consumer products	850	623
Other	75	131
Total	$3,007	$1,524

As of September 30, 2023, and December 31, 2022, the Company did not have any contract assets or contract liabilities from contracts with customers. As of September, 2023, and December 31, 2022, there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $34 thousand and $0 that the Company had not satisfied as of the end of the period.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

4. Leases

The Company has one operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2023 ($ in thousands):

Operating
Lease
Maturity of Lease Liability	Liability
2023	$61
2024	245
2025	245
2026	301
2027	315
Thereafter	1,115
Total undiscounted operating lease payments	2,282
Less: Imputed interest	(275)
Present value of operating lease liability	$2,007
Weighted average remaining lease term	8.3 years
Weighted average discount rate	3.5%

Total operating lease expense for the nine months ended September 30, 2023, and 2022, was $197 thousand and $155 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows ($ in thousands):

September 30,
2023
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$197

5. Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$762	$295
Work-in-progress	15	51
Finished goods	313	156
	1,090	502
Less: Inventory reserve for excess and slow moving inventory	—	—
Total	$1,090	$502

Inventory is maintained at the Company’s warehouse, an outsourced third-party contract manufacturing vendor, and at Amazon fulfillment centers. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

6. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2023	2022
Machinery and equipment	3 - 10	$1,566	$973
Office furniture and equipment	3 - 10	139	59
Leasehold improvements	6	391	228
Construction in progress	N/A	330	55
Total property and equipment		2,426	1,315
Less: accumulated depreciation and amortization		(689)	(594)
Property and equipment, net		$1,737	$721

Depreciation expense for the nine months ended September 30, 2023, and 2022 was $95 thousand and $74 thousand, respectively.

7. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30,	December 31,
	2023	2022
Product/Technology Related
Identifiable intangible assets, gross	$31	$31
Accumulated amortization	(31)	(26)
Product/Technology Related identifiable intangible assets, net	-	5
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	7	7
Accumulated amortization	(12)	(9)

Marketing related identifiable intangible assets, net	12	15
Total Identifiable intangible assets, net	$12	$20

In connection with the May 29, 2020, acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.7 years and amortization expense amounted to $8 thousand and $10 thousand for the nine months ended September 30, 2023, and 2022, respectively.

As of September 30, 2023, the estimated annual amortization expense for each of the next five fiscal years is as follows:

($ in thousands):
2023	$1
2024	2
2025	2
2026	2
2027	2
Thereafter	3
Total	$12

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2023	2022
Salaries, benefits, and incentive compensation	$37	$56
Franchise tax accrual	-	52
Margin line of credit	89	-
Other	26	22
Total accrued expenses and other current liabilities	$152	$130

9. Common Stock

At September 30, 2023, the Company has reserved common stock for issued securities in relation to the following:

Share-based compensation plan	528,182
Warrants to purchase common stock	3,442,904
Restricted stock units	121,787

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

On August 17, 2023, the Company granted options to purchase up to 90,000 shares of the Company’s common stock at a per share exercise price of $2.05 to members of the Board of Directors, all of which vests over a period of one year with 25% vested upon issuance.

The following table contains information about the 2019 Plan as of September 30, 2023:

	Awards	Awards		Awards
	Reserved for Issuance	Issued & Outstanding	Awards Exercised	Available for Grant
2019 Plan(1)	871,429	689,783	19,683	161,963
Awards granted outside of the 2019 Plan(2)	-	48,401	29,880	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2023	524,937	$2.351416	8.38
Granted	117,532	2.06041	10.0
Exercised	(10,000)	1.75	—
Forfeited	—	—	—
Cancelled	(13,149)	2.00	—
Expired	(4,287)	1.40	—
Outstanding at September 30, 2023	615,033	$2.319728	8.05
Exercisable at September 30, 2023	362,533	$1.801861	7.20

As of September 30, 2023, vested outstanding stock options had $469 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of September 30, 2023, there was no unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the period ended September 30, 2023:

Volatility	257.64-258.01%
Risk-free interest rate	4.21-4.42%
Dividend yield	0.0%
Expected term	5 - 5.50 years

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

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2023	90,432	$1.98211
Granted	37,037	1.35
Exercised and converted to common shares	(26,698)	2.04313
Forfeited	(7,500)	1.82
Outstanding at September 30, 2023	93,271	$1.72667
Exercisable at September 30, 2023	27,946	$1.66430

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. As of September 30, 2023, there was $99 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2026.

Stock based compensation and restricted stock vesting of $120 thousand and $231 thousand has been recorded for the nine months ended September 30, 2023, and 2022, respectively.

Warrants

The following table shows a summary of common stock warrants through September 30, 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2023	3,637,190	$5.16281	3.65
Granted	—	—	—
Exercised	(112,466)	0.55	—
Forfeited	—	—	—
Cancelled	(81,820)	0.91	—
Expired	—	—	—
Outstanding at September 30, 2023	3,442,904	$5.414793	3.09
Exercisable at September 30, 2023	3,442,904	$5.414793	3.09

As of September 30, 2023, vested outstanding warrants had $0 intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

11. Noncontrolling Interest in Joint Venture

On March 1, 2023, the Company acquired a 50% interest in the JV (see Note 1). The JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500,000 to the JV, on a schedule to be determined, to be used for equipment and facility upgrades as well as general corporate purposes for JV. As of September 30, 2023, the Company has contributed its full $500,000 commitment.

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

12. Notes Payable

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly which the Company began paying in December 2022 (thirty months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8,000 advance, which does not have to be repaid. The balances of the principal and accrued interest amounted to $279 thousand and $283 thousand as of September 30, 2023 and December 31, 2022, respectively.

The future annual principal amounts and accrued interest to be paid as of September 30, 2023 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2023 (remainder of the year)	$2
2024	5
2025	5
2026	5
2027	6
Thereafter	256
Total	$279

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

On September 2, 2021, the Company issued to certain holders one-year subordinated secured convertible promissory notes in the aggregate principal amount of $1,814 thousand, which included $194 thousand of interest which was deemed fully earned as of the issuance date (the “September 2 Notes”). On January 25, 2022, the Company repaid one of the September 2 Notes in full with a one-time cash payment of $300 thousand of outstanding principal and accrued but unpaid interest. The Company incurred pre-payment penalty of $17 thousand with respect to the repayment of the note and the remaining unamortized debt discount in the amount of $133 thousand was written off and both amounts were recorded as a loss on extinguishment of debt of $150 thousand in the accompanying condensed consolidated statement of operations during 2022. The repayment extinguished the note in its entirety. On September 6, 2022, the outstanding balance on the remaining September 2 Notes was repaid in full which consisted of principal of $1,478 thousand.

14. Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 22,019, 34,286, 7,429, 7,286, 44,286, 35,715 and 114,286 warrants, respectively, as equity issuance consideration, in connection with a private placement of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business 3 or 5 years, as applicable, after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the accompanying statement of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2022	265,305		$242
Exercise of warrants	(194,286)		(154)
Change in fair value of warrant liability	-		58
Fair value as of period ended 9/30/2023	71,019		$146

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

Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2023, were 20%, 11%, and 10%. The accounts receivable from those top three customers were 0%, 23%, and 0% as well as 15%, 18%, and 13% from three other customers of the total accounts receivable as of September 30, 2023.

Revenues from two customers that exceeded 10% of total revenues for the nine months ended September 30, 2022, were 39% and 27%. The accounts receivable from those top two customers by revenue were 6% and 53% as well as 17% and 19% from two other customers of the total accounts receivable as of September 30, 2022.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of September 30, 2023, there was no amount exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

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

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 for services as of September 30, 2023 and $40,000 as of December 31, 2022, included in accounts payable in the accompanying condensed consolidated balance sheets.

18. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements and has noted no such events or transactions.

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

Joint Venture

On March 1, 2023, the Company acquired of 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC, with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV agreement is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our condensed consolidated statements of operations for the comparison periods identified.

Comparison of the Three Months ended September 30, 2023, and 2022 ($ in thousands)

Revenues, net.

For the three months ended September 30, 2023, revenues were $1,221 and increased by $653, or 115.0%, when compared to $568 for the three months ended September 30, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including the revenue from JV from March 1, 2023 through September 30, 2023 of $1,375.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices as further described in Footnote #3.

Gross profit (loss). Our gross profit was $344 for the three months ended September 30, 2023, compared to a gross profit of $148 for the three months ended September 30, 2022. The increase of $196 in gross profit was primarily due to the higher volume of contract manufacturing sales against fixed costs partially offset by increased manufacturing. Gross profit was approximately 28.2% for the three months ended September 30, 2023, compared to a gross profit of 26.1% for the three months ended September 30, 2022.

The components of cost of revenues are as follows for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended
	September 30,
	2023	2022
Cost of revenues
Materials and finished products	$593	$113
Compensation and benefits	51	176
Share-based compensation	11	-
Depreciation and amortization	32	20
Equipment, production and other expenses	190	111
Total cost of revenues	$877	$420

Cost of revenues increased by $457, or 108.8%, to $877 for the three months ended September 30, 2023, as compared to $420 for the three months ended September 30, 2022. The increase in cost of revenues pertains to an increase in materials and finished products and equipment, production, and other expenses. These increases primarily align with the growth in revenues.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the three months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended
	September 30,
	2023	2022
Selling, general and administrative expenses
Compensation and benefits	$169	$118
Share-based compensation	66	85
Depreciation and amortization	5	4
Advertising, marketing, & Amazon fees	178	103
Investor & shareholder services	86	71
Franchise tax & corporate insurance	52	264
Professional & consulting fees	271	213
Other expenses and professional fees	123	134
Total selling, general and administrative expenses	$950	$992

Selling, general and administrative expenses decreased by $42, or 4.2%, to $950 for the three months ended September 30, 2023, as compared to $992 for the three months ended September 30, 2022. The decrease in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $51, or 43.2%, to $169 for the three months ended September 30, 2023, as compared to $118 for the three months ended September 30, 2022. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $19, or 22.4%, to $66 for the three months ended September 30, 2023, as compared to $85 for the three months ended September 30, 2022. The decrease in share-based compensation related to the issuance of stock options and restricted awards to our officers, employees, and advisors in the prior year period that compared to members of the Board of Directors in the current period.

Advertising, marketing, & Amazon fees increased by $75, or 72.8% to $178 for the three months ended September 30, 2023, as compared to $103 for the three months ended September 30, 2022. The increase is due to the increased Amazon selling fees and Amazon Advertising, which correlates with our increase in Branded Sales.

Investor and shareholder services increased by $15, or 21.1% to $86 for the three months ended September 30, 2023, as compared to $71 for the three months ended September 30, 2022. The increase is due to an increase in investor outreach.

Franchise taxes and corporate insurance decreased by $212, or 80.3% to $52 for the three months ended September 30, 2023, as compared to $264 for the three months ended September 30, 2022. The vast majority of this decrease pertains to the Company’s reduction in authorized shares, which lowered its franchise tax expense.

Professional and consulting fees increased by $58, or 27.2% to $271 for the three months ended September 30, 2023, as compared to $213 for the three months ended September 30, 2022. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other expenses decreased by $11, or 8.2%, to $123 for the three months ended September 30, 2023 from $134 for the three months ended September 30, 2022. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $6 and $193 for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease is due to the completion of development efforts of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Comparison of the Nine Months ended September 30, 2023 and 2022 ($ in thousands)

Revenues, net.

For the nine months ended September 30, 2023, revenues were $3,007 and increased by $1,483, or 97.3%, when compared to $1,524 for the nine months ended September 30, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including the revenue from our JV from March 1, 2023 through September 30, 2023 of $1,375.

Gross profit. Our gross profit was $461 for the nine months ended September 30, 2023, compared to a gross profit of $220 for the nine months ended September 30, 2022. The increase in profit recorded for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to the higher volume of contract manufacturing sales against fixed costs, partially offset by increased manufacturing of promotional materials, customer product samples and other marketing materials to support our new product launches. Gross profit was approximately 15.3% for the nine months ended September 30, 2023, compared to a gross profit of 14.4% for the nine months ended September 30, 2022.

The components of cost of revenues are as follows for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Cost of revenues
Materials and finished products	$1,542	$403
Compensation and benefits	385	518
Share-based compensation	11
Depreciation and amortization	73	63
Equipment, production, and other expenses	535	320
Total cost of revenues	$2,546	$1,304

Cost of revenues increased by $1,242, or 95.2%, to $2,546 for the nine months ended September 30, 2023, as compared to $1,304 for the nine months ended September 30, 2022. The increase in cost of revenues pertains to an increase in materials and finished products and equipment, production and other expenses. These increases primarily align with the increased revenues.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Selling, general, and administrative expenses
Compensation and benefits	$490	$379
Share-based compensation	109	219
Depreciation and amortization	32	11
Advertising, marketing, & Amazon fees	438	347
Investor & shareholder services	323	179
Franchise tax & corporate insurance	174	334
Professional & consulting fees	823	584
Other expenses	240	406
Total selling, general and administrative expenses	$2,629	$2,459

Selling, general, and administrative expenses increased by $170, or 6.9%, to $2,629 for the nine months ended September 30, 2023, as compared to $2,459 for the nine months ended September 30, 2022. The increase in selling, general, and administrative expenses is primarily attributable to our costs for professional fees and other administrative expenses in the current period associated with public company governance requirements.

Compensation and benefits increased by $111, or 29.3%, to $490 for the nine months ended September 30, 2023, as compared to $379 for the nine months ended September 30, 2022. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation decreased by $110, or 50.2%, to $109 for the nine months ended September 30, 2023, as compared to $219 for the nine months ended September 30, 2022. The decrease in share-based compensation year over year relates to the issuance of stock, restricted stock, and options to our CEO and options to board members in 2023 in comparison to companywide restricted stock awards issued to employees in 2022.

Advertising, marketing, & Amazon fees increased by $91, or 26.2% to $438 for the nine months ended September 30, 2023, as compared to $347 for the nine months ended September 30, 2022. The corresponds to increased Amazon sales, partially offset by optimization of Amazon advertising spend in 2023.

Investor and shareholder services increased by $144, or 80.4% to $323 for the nine months ended September 30, 2023, as compared to $179 for the nine months ended September 30, 2022. The increase is due to an increase in investor outreach.

Franchise taxes and corporate insurance decreased by $160, or 47.9% to $174 for the nine months ended September 30, 2023, as compared to $334 for the nine months ended September 30, 2022. The vast majority of this decrease pertains to the Company’s reduction in authorized shares, which lowered its franchise tax expense.

Professional and consulting fees increased by $239, or 40.9% to $823 for the nine months ended September 30, 2023, as compared to $584 for the nine months ended September 30, 2022. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other expenses decreased by $166, or 40.9%, to $240 for the nine months ended September 30, 2023 from $406 for the nine months ended September 30, 2022. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $238 to $90 for the nine months ended September 30, 2023 from $328 for the nine months ended September 30, 2022. The decrease is due to the completion of development efforts of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	September 30,	September 30,
	2023	2022
Net cash used in operating activities	$(2,649)	$(2,343)
Net cash provided by (used in) investing activities	4,729	(6,068)
Net cash provided by (used in) financing activities	85	(3,512)
Net increase (decrease) in cash	2,165	(11,923)
Cash at beginning of year	1,101	13,350
Cash at end of quarter	$3,266	$1,427

As of September 30, 2023, we had $3.3 million of cash and $0 thousand of marketable securities, compared to $1.1 million of cash and $5.5 million of marketable securities at December 31, 2022. Net cash used in operating activities was $2.6 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash provided by investing activities was $4.7 million and net cash used in investing activities was $6.1 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of the sales of marketable securities of $5.3 million and purchases of capital equipment of $611 thousand for nine months ended September 30, 2023 and consisting of investments in marketable securities of $6,980 thousand, the sale of marketable securities for $1,000 thousand, and purchases of capital equipment of $88 thousand for the nine months ended September 30, 2022.

Net cash provided by financing activities and cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $85 thousand and $3.5 million, respectively, and is attributable to the proceeds from the margin line of credit of $89 thousand and principal payments of notes payable and convertible notes of $4 thousand for the nine months ended September 30, 2023 and attributable to principal payments of convertible notes of $3.5 million in the nine months ended September 30, 2022.

At September 30, 2023, current assets totaled $5.9 million and current liabilities totaled $1.7 million, as compared to current assets totaling $7.5 million and current liabilities totaling $859 thousand at December 31, 2022. As a result, we had working capital of $4.2 million at September 30, 2023, compared to a working capital of $6.6 million at December 31, 2022. The decrease in the working capital as of September 30, 2023 is primarily attributable to the loss from operations of $2.3 million.

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

Off Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2023, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of September 30, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended September 30, 2023.

The Company did not sell any unregistered securities during the three months ended September 30, 2023.

(b) Issuer Repurchases of Securities during the three months ended September 30, 2023.

The Company did not repurchase any of its securities during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: November 13, 2023	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

