Form 10-K
period 2023-12-31
NEXGEL, INC.
filed 2024-04-10
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s second fiscal quarter, was approximately $10,695,605 based on the price at which the registrant last sold common equity.

As of April 10, 2024, the registrant had 6,227,624 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Item 1. Business

Our Company

We were incorporated in Delaware on January 13, 2009. We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

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

Our Facilities

We manufacture our hydrogels at what we believe to be one of only two facilities that can produce state-of-the–art hydrogel transdermal products and we have successfully used over two hundred active ingredients combinations in our hydrogels to date. Our facility consists of 13,500 square feet of manufacturing space, which we currently operate at approximately 10% capacity. Given the significant unused capacity, we can expand rapidly to meet increased demand, including for our healthcare and consumer product lines as described in more detail below. At full capacity, we estimate our existing facility would produce approximately 1.4 billion square inches of product annually. In addition, we sublease approximately 6,200 square feet of a 12,000 square foot combined office and manufacturing facility in Granbury, Texas, for our joint venture CG Converting and Packaging, LLC (“JV”). Our facilities are subject to stringent FDA compliance requirements. We also believe our hydrogel facility creates a high barrier to entry into our hydrogel and consumer product business.

Consumer Products

Beginning in the third quarter of 2020, we began selling our own branded products using our hydrogel technology on the Amazon marketplace. In 2022 we expanded access to our products by launching our own direct to consumer website, Medagel.com. Our hydrogel consumer products are marketed under the brand names MedaGel and LumaGel Beauty. The products we sell under our MedaGel brand primarily relate to over-the-counter (“OTC”) remedy solutions, such as blister and pain applications; while the products we sell under our LumaGel Beauty brand primarily relate to beauty and cosmetic solutions, such as wrinkle and skin cream applications. In December 2023 we added a third consumer product brand when we completed the purchase of the Kenkoderm brand. The Kenkoderm skincare line was originally developed by a dermatologist to provide alternative treatments for psoriasis that did not use steroids or biologics that often have side effects.

Additionally, we have several more products in our development pipeline. We intend for these products to address various market opportunities including the OTC pharmaceutical drug delivery market, pain management, beauty and cosmetics, sports related applications, cannabinoids (“CBD” and/or “THC”) and general podiatry.

Custom and White Label Opportunities

We are leveraging our hydrogel products and technologies by allowing other OTC brands to incorporate them into their products. We believe our hydrogels, which do not use chemical cross-linking agents and can be made in paraben free formulations, will be attractive to other OTC brands, especially in the beauty and cosmetics industry, and their customers. We believe these white labeling opportunities will increase the markets’ awareness of us as a consumer-friendly and reliable supplier of customizable patches. Additionally, we created a process where customers have the ability to create their own custom hydrogel products. Customers pay a development fee, eliminating our financial risk in the success or failure of the custom product. As opposed to our contract manufacturing business, where we provide bulk sale of roll stock hydrogel to our customers who then use it as one component in their products which they themselves then manufacture, test, market and sell, our custom and white label business will provide customers with a finished product which they will then brand and re-sell.

Medical Devices

We entered into the medical device development sector which a focus on analyzing, creating and developing devices and solutions that reduce skin pain and irritation, improve and maintain skin integrity and provide greater comfort and safety for patients at the site of which a medical device interfaces with the human body.

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

We have conducted one animal and two human cadaver proof of concept studies with respect to NEXDrape. As a result of these studies, we believe NEXDrape will represent a gentle to the skin alternative to the current adhesive based standard of care and will provide a unique solution for patients with fragile or compromised skin. Additionally, we believe NEXDrape offers the following benefits over the current incise surgical drape products: (i) no skin irritation; (ii) able to deliver a wide range of antiseptic and antibiotic agents; (iii) eliminates air bubbles; and (iv) prevents dermis removal post-surgery, which reduces the risk of patient infection and discomfort. We intend to file a 510(k) premarket submission with the Food and Drug Administration (“FDA”), which is an application to demonstrate that NEXDrape is as safe and effective (or substantially equivalent to) a legally marketed surgical drape device. There can be no guarantee that the FDA approves our application, if submitted.

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

Sales and Marketing

Contract Manufacturing, Consumer Products and Customer and White Label Offerings. We continue to focus on sales and marketing efforts in the United States. We use commission-based, fractional sales personnel to supplement our in-house efforts.

Medical Devices. We do not intend to spend efforts or resources on selling or marketing our medical device business. Our current intent with any medical devices will not be to commercialize due to the expense required but to identify and pursue licensing arrangements with third parties possessing the necessary resources and capabilities to bring the devices to market.

Competition

Contract Manufacturing. To our knowledge, NexGel is one of two manufacturers using electron beam technology for high performance hydrogels for the wound care, cosmetic and drug delivery industries.

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

Customers

During the year ended December 31, 2023, one major customer accounted for approximately 20%. During the year ended December 31, 2022 one major customer accounted for approximately 29% of our revenue. We cannot be certain as to this customer’s intentions to use our services during and beyond the fiscal year ended December 31, 2023 since we do not currently have a contract with this customer. However, we have been supplying this customer for more than 15 years and have no reason to anticipate any change. Our contract manufacturing business, including with respect to this customer, operates on a purchase order basis.

Patents, Proprietary Rights and Trademarks

We own or license trademarks covering our company and our products. We filed for a patent on NEXDrape under the Patent Cooperation Treaty which provides patent protection in the nations who are members of the treaty. We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. We also hold certain intellectual property that is not material to our current business and prospects, including patent rights to one patent in Europe, which covers the use of lignin for inhibiting restenosis and thrombosis formation, and coated medical devices where the coating includes lignin. This patent is set to expire in the near future, however we believe the expiration of these patents will not have an adverse impact on our overall business. We hold an exclusive license with right to sub-license from Specialty Pharmaceutical Products, L.L.C. (which was held by our former parent, Adynxx, Inc.) to two issued patents, one in the U.S. and one in Europe, which cover technology relating to a transdermal patch containing transcutol. The transdermal patch is effective to deliver lidocaine to a patient. Neither of these patent rights are material to our current business and prospects. These licensed patent rights are expected to expire in April 2032.

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

Quality Assurance Requirements. The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform with current good manufacturing practice (“cGMP”). The cGMP regulations enforced by the FDA are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the Federal Food, Drug and Cosmetic Act. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

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

Research and Development Costs

For the years ended December 31, 2023 and 2022, we incurred approximately $103 thousand and $367 thousand, respectively, in research and development costs. We expect to incur increased costs in the future for our medical device business. Research and development will be an important component in the growth of our business.

Employees

As of December 31, 2023, we had 19 full-time employees. Of these employees, five are involved with finance, sales, marketing, and administration and 14 are involved with manufacturing and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting and tax services, legal compliance, and other services on an as needed basis.

Properties

We maintain a combined corporate office and manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space which expires on January 31, 2031. In addition, we sublease approximately 6,200 square feet of a 12,000 square foot combined office and manufacturing facility in Granbury, Texas, for our JV. The lease expires in March 2028.

We believe that our facilities are well maintained and are suitable and adequate for our current needs.

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

Our hydrogel manufacturing business is currently our primary source of revenue, and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2023, one major customer accounted for approximately 20% of our revenue. The loss of any of our significant customers would have a significantly negative effect on our overall operations.

We rely heavily on the Amazon marketplace for the sales and distribution of our consumer products, and if we are unable to maintain a good relationship with Amazon or if Amazon experiences disruptions, our business will suffer.

We rely heavily on the Amazon marketplace for the sales and distribution of our consumer products to our end consumers. We believe that we have good relationships with Amazon. However, if we or any of our partners, (or if Amazon believes we or any of our partners have violated) its terms of service, Amazon could limit or terminate its relationship with us. Any limitation or termination of our relationship with Amazon could materially adversely affect one of all of our business, financial condition and our results of operations. Additionally, any prolonged disruption of Amazon’s website or its delivery and distribution of our consumer products could materially adversely impact our business.

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

Like other companies in the healthcare industry, we are subject to extensive regulation, investigations and legal action, by national, state and local government agencies in the U.S. Regulatory issues regarding compliance with cGMP by manufacturers of medical devices and consumer products can lead to fines and penalties, product recalls, product shortages, interruptions in production, delays in new product approvals and litigation. In addition, the marketing, pricing and sale of our products are subject to regulation, investigations and legal actions including under the Federal Food, Drug, and Cosmetic Act, federal and state false claims acts, state unfair trade practices acts and consumer protection laws. Scrutiny of health care industry business practices by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties.

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

We will attempt to protect our innovative products and product enhancements under a combination of patents, trademarks, and trade secret laws, confidentiality procedures, and contractual provisions. However, monitoring infringement or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every infringement or misappropriation of our proprietary rights or to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to, or superior to our products. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations and may result in the impairment or loss of all or portions of our proprietary rights. As a result, we cannot assure you that we will be able to adequately protect our intellectual property in any jurisdiction. The loss or infringement of our trademarks, tradenames, or other proprietary rights could impair the goodwill associated with our brands and harm our reputation, which could materially harm our business, financial condition, and operating results.

We have limited sales, marketing and distribution capabilities.

We currently have limited sales, marketing and distribution capabilities. We must either develop our own sales, marketing and distribution capabilities, which will be expensive and time-consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our products. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, our business and financial condition will be adversely affected.

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

We are reliant upon two manufacturers for key ingredients used to manufacture of our hydrogels.

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

As of April 10, 2024, our principal stockholders, officers and directors beneficially owned approximately 27% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

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

As described elsewhere in this Form 10-K, we have previously issued warrants, restricted stock units, and stock options to fund our operations, pay for services rendered and incentivize our employees and directors. The conversion or exercise of these securities would result in substantial dilution to our stockholders. As of the date of the filing of this Form 10-K, we may be required to issue:

●	560,650 shares of common stock issuable upon the exercise of outstanding stock options at a weighted average exercise price of $2.350742 per share;

●	3,442,904 shares of common stock issuable upon the exercise of warrants at a weighted average exercise price of approximately $5.42034; and

●	50,812 shares of restricted common stock issuable upon vesting and another 13,750 shares of vested shares of restricted common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, and routine back-ups,. In addition, we have continued our efforts to migrate our platforms to cloud-based computing, which is designed to further strengthen our security posture.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our Board considers cybersecurity risks as part of its risk oversight.

The Board oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from management at least annually. In addition, management updates the Board regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Incident Response and Assessment Policies and Procedures

We align with industry-standard cybersecurity frameworks designed to protect the company and customer data from unintentional disclosure, cybersecurity events, and other threats of all severity levels. As part of our alignment with these frameworks we are in the process of implementing a Cybersecurity Incident Response Plan that outlines actions to be taken after identifying a suspected information security breach and the people responsible for managing those actions. Additionally, this plan will outline communication responsibilities during incidents of all severity levels.

Item 2. Properties

We maintain a combined corporate office and manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space which expires on January 31, 2031. In addition, we sublease approximately 6,200 square feet of a 12,000 square foot combined office and manufacturing facility in Granbury, Texas for our JV. The lease expires in March 2028. We believe that our facilities are well maintained and are suitable and adequate for our current needs.

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

Holders

As of April 10, 2024, there were over 1,074 shareholders of record and 6,227,624 shares of common stock outstanding.

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

Sales of Unregistered Securities during the Fiscal Year Ended December 31, 2023

The Company did not sell any unregistered securities during the fiscal year ended December 31, 2023.

Issuer Repurchases of Securities during the Fiscal Year Ended December 31, 2023

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2023.

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

Overview

We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Joint Venture

On March 1, 2023, the Company acquired a 50% interest in its newly formed JV for its converting and packaging business. The JV agreement is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Acquisition

On December 1, 2023, we purchased substantially all of the assets Olympus Trading Company, LLC (the “Seller”) related to the Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”).

Under the terms of the Kenkoderm acquisition, the Company paid the Seller a cash payment of $546,500.

Additionally, the Company shall pay the Seller a cash earn-out of the same amount each quarter, payable in the subsequent month flowing quarter end, of $136,625. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Asset Purchase Agreement relating to the Kenkoderm acquisition.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison years identified.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 ($ in thousands)

Revenues, net

For the year ended December 31, 2023 revenues were $4,089 and increased by $2,041, or 99.7%, when compared to $2,048 for the year ended December 31, 2022. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products, including revenue from the JV from March 1, 2023 through December 31, 2023 of $1,987.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices/Other.

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

Medical Devices/Other

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

Gross profit (loss) Our gross profit was $619 for the year ended December 31, 2023 compared to a gross profit of $256 for the year ended December 31, 2022. The increase in the profit recorded for the year ended December 31, 2023, as compared to December 31, 2022, directly correlates to our higher sales. Gross profit was approximately 15.1% for the year ended December 31, 2023 compared to a gross profit of 12.5% for the year ended December 31, 2022.

The components of cost of revenues are as follows for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues
Materials and finished products	$2,147	$541
Compensation and benefits	451	702
Share-based compensation	14	-
Depreciation and amortization	103	83
Equipment, production and other expenses	755	466
Total cost of revenues	$3,470	$1,792

Cost of revenues increased by $1,678, or 93.6%, to $3,470 for the year ended December 31, 2023, as compared to $1,792 for the year ended December 31, 2022. The increase in cost of revenues pertains to an increase in materials and finished products and equipment, production, and other expenses. These increases primarily align with the increased revenues.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022
Selling, general and administrative expenses
Compensation and benefits	$740	$526
Share-based compensation	203	282
Depreciation and amortization	126	16
Advertising, marketing, and Amazon fees	620	436
Investor and shareholder services	426	567
Franchise taxes and corporate insurance	224	405
Professional and consulting fees	1,339	643
Other expenses and professional fees	315	362
Total selling, general and administrative expenses	$3,993	$3,237

Selling, general and administrative expenses increased by $756, or 23.4%, to $3,993 for the year ended December 31, 2023, as compared to $3,237 for the year ended December 31, 2022. The increase in selling, general and administrative expenses is primarily attributable to an increase of compensation and benefits expense, advertising, marketing, and Amazon fees as well as the costs for professional and consulting fees.

Compensation and benefits increased by $214, or 40.7%, to $740 for the year ended December 31, 2023, as compared to $526 for the year ended December 31, 2022. The number of employees increased compared to the prior year with the inclusion of the JV.

Share-based compensation decreased by $79, or 28.0%, to $203 for the year ended December 31, 2023, as compared to $282 for the year ended December 31, 2022. The decrease in share-based compensation year over year relates to the issuance of stock, restricted stock, and options to our CEO and options to board members in 2023 in comparison to companywide restricted stock awards issued to employees in 2022.

Advertising, marketing, and Amazon fees increased by $184, or 42.20%, to $620 for the year ended December 31, 2023, as compared to $436 for the year ended December 31, 2022. The increase corresponds to increased Amazon sales, partially offset by optimization of Amazon advertising spend in 2023.

Investor and shareholder services decreased by $141, or 24.9%, to $426 for the year ended December 31, 2023, as compared to $567 for the year ended December 31, 2022. The decrease is due to the Company’s management of outsourced services.

Franchise taxes and corporate insurance decreased by $181, or 44.7%, to $224 for the year ended December 31, 2023, as compared to $405 for the year ended December 31, 2022. The vast majority of this decrease pertains to the Company’s reduction in authorized shares, which lowered its franchise tax expense.

Professional and consulting fees increased by $696, or 108.2%, to $1,339 for the year ended December 31, 2023, as compared to $643 for the year ended December 31, 2022. We incurred significant expenses related to our European Medical Device Regulation project in preparation for entering European markets.

Other expenses decreased by $47, or 13.0%, to $315 for the year ended December 31, 2023 from $362 for the year ended December 31, 2022. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses

Research and development expenses decreased by $264 to $103 for the year ended December 31, 2023 from $367 for the year ended December 31, 2022. The decrease is due to the completion of development efforts of two proof of concept studies for drug delivery candidates utilizing our hydrogel technology.

Liquidity and Capital Resources

Cash Flow (in thousands)

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,236)	$(2,992)
Net cash provided by (used in) investing activities	4,456	(5,595)
Net cash provided by (used in) financing activities	379	(3,662)
Net increase (decrease) in cash and cash equivalents	1,599	(12,249)
Cash and cash equivalents at beginning of year	1,101	13,350
Cash and cash equivalent at end of year	$2,700	$1,101

As of December 31, 2023, we had $2,700 of cash and cash equivalents compared to $1,101 of cash and cash equivalents and $5,508 of marketable securities at December 31, 2022. Net cash used in operating activities was $3,236 and $2,992 for the years ended December 31, 2023 and 2022, respectively. See Notes 2 and 3 of the accompanying consolidated financial statements for a more detailed discussion of our marketable securities.

Net cash provided by investing activities was $4,456 million and net cash used in investing activities was $5,595 for the year ended December 31, 2023 and 2022, respectively, consisting of the sales of marketable securities of $5,699, offset by purchases of capital equipment of $696 and the Kenkoderm acquisition of $547 for the year ended December 31, 2023 and consisting of investments in marketable securities of $6,999, the sale of marketable securities for $1,500, and purchases of capital equipment of $96 for the year ended December 31, 2022.

Net cash provided by financing activities for year ended December 31, 2023 was $379 which is attributable to the proceeds of equipment notes payable of $315, proceeds from margin line of credit of $245, offset by principal payments of notes payments of $6 and payments of $175 made on the operating lease liability. Net cash used in financing activities for year ended December 31, 2022 was $3,662 which is attributable to the principal payments of convertible notes of $3,511 and payments of $151 made on the operating lease liability.

At December 31, 2023, current assets totaled $5,052 and current liabilities totaled $2,549, as compared to current assets totaling $7,505 and current liabilities totaling $859 at December 31, 2022. As a result, we had working capital of $2,503 at December 31, 2023, compared to a working capital of $6,646 at December 31, 2022. The decrease in the working capital as of December 31, 2023 is primarily attributable to the loss from operations of $3,477.

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

We have sufficient capital to maintain as a going concern due to the recent capital raise on February 14, 2024 (discussed further within Note 20). We believe we have sufficient cash and marketable securities to operate our business plan into 2025. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of our accompanying consolidated financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Financial Statements.

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

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

NexGel, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexGel, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 9, 2024

We have served as the Company’s auditor since 2019.

NEXGEL, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS:
Current Assets:
Cash	$2,700	$1,101
Marketable securities	-	5,508
Accounts receivable, net	633	222
Inventory	1,319	502
Prepaid expenses and other current assets	400	172
Total current assets	5,052	7,505
Goodwill	1,128	311
Intangibles, net	326	20
Property and equipment, net	1,499	721
Operating lease - right of use asset	1,855	1,737
Other assets	95	63
Total assets	$9,955	$10,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,233	$265
Accrued expenses and other current liabilities	398	130
Deferred revenue	20	-
Current portion of note payable	80	15
Warrant liability	146	242
Contingent consideration liability	439	-
Operating lease liability, current portion	233	207
Total current liabilities	2,549	859
Operating lease liability, net of current portion	1,727	1,593
Notes payable, net of current portion	513	268
Total liabilities	4,789	2,720

Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 5,741,838 and 5,577,916 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	19,406	19,189
Accumulated deficit	(14,715)	(11,558)
Total NexGel stockholders’ equity	4,697	7,637
Non-controlling interest in joint venture	469	-
Total stockholders’ equity	5,166	7,637
Total liabilities and stockholders’ equity	$9,955	$10,357

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues, net	$4,089	$2,048

Cost of revenues	3,470	1,792

Gross profit	619	256

Operating expenses
Research and development	103	367
Selling, general and administrative	3,993	3,237
Total operating expenses	4,096	3,604

Loss from operations	(3,477)	(3,348)

Other income (expense)
Change in fair value of warrant liability, net of warrant modification expense	96	76
Realized gain on investments in marketable securities	191	9
Loss on debt extinguishment	-	(150)
Interest expense, net	(15)	(1,336)
Other expense	(2)	-
Other income	19	3
Total other income (expense), net	289	(1,398)
Loss before income taxes	(3,188)	(4,746)
Income tax expense	-	-
Net loss	(3,188)	(4,746)
Less: Loss attributable to non-controlling interest in joint venture	31	-
Net loss attributable to NexGel stockholders	$(3,157)	$(4,746)

Net loss per common share – basic and diluted	$(0.56)	$(0.85)

Weighted average shares used in computing net loss per common share – basic and diluted	5,671,842	5,574,818

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	5,572,234	$6	$18,891	$-	$(6,812)	$12,085

Stock-based compensation	-	-	231	-	-	231

Restricted stock vesting	5,682	-	67	-	-	67

Net loss	-	-	-	-	(4,746)	(4,746)

Balance, December 31, 2022	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2022	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Stock-based compensation	3,295	-	217	-	-	217

Restricted stock issuances	50,907	-	-	-	-	-

Exercise of warrants	109,720	-	-	-	-	-

Non-controlling interest contribution	-	-	-	500	-	500

Net loss	-	-	-	(31)	(3,157)	(3,188)

Balance, December 31, 2023	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net loss	$(3,157)	$(4,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interest in joint venture	(31)	-
Depreciation and amortization	226	112
Share-based compensation	217	298
Realized gain on investment in marketable securities	(191)	(9)
Change in fair value of warrant liability	(125)	(133)
Amortization of right of use asset	217	189
Warrant modification expense	29	57
Loss of extinguishment of debt	-	150
Amortization of deferred financing costs	-	1,324

Changes in operating assets and liabilities:
Accounts receivable, net	(411)	(13)
Inventory	(760)	(211)
Prepaid expenses and other current assets	(260)	(95)
Accounts payable	968	11
Accrued expenses and other current liabilities	22	74
Deferred revenue	20	-
Net Cash Used in Operating Activities	(3,236)	(2,992)

Investing Activities
Purchases of equipment	(696)	(96)
Investment in subsidiary	(547)	-
Proceeds from sales of marketable securities	5,699	1,500
Investments in or purchases of marketable securities	-	(6,999)
Net Cash Provided by (Used in) Investing Activities	4,456	(5,595)

Financing Activities
Principal payments on operating lease liability	(175)	(151)
Proceeds from notes payable	315	-
Principal payments of notes payable	(6)	-
Principal payments on convertible notes	-	(3,511)
Proceeds from margin line of credit	245	-
Net Cash Provided by (Used in) Financing Activities	379	(3,662)

Net Increase (Decrease) in Cash	1,599	(12,249)
Cash – Beginning of year	1,101	13,350
Cash – End of year	$2,700	$1,101

Supplemental Non-cash Investing and Financing Activities
Property and equipment and intangibles contributed as capital investment to JV	$500	$-
ROU asset and operating lease liabilities recognized upon consolidation of JV	$334	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, Stock Split and Basis of Presentation

NexGel, Inc. (“NexGel” or the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, we launched our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned JV (see Note 13).

2. Going Concern

As of December 31, 2023, the Company had a cash balance of $2.7 million. For the year ended December 31, 2023, the Company incurred a net loss of $3.2 million and had a net usage of cash in operating activities of $3.2 million. In addition, the Company had a working capital of $2.5 million as of December 31, 2023. Additionally, we believe we have sufficient cash and marketable securities to operate our business plan into 2025.

On February 15, 2024, the Company, entered into subscription agreements with investors, the Company’s Chief Financial Officer and certain members of its board of directors for a registered direct offering (“RDO”) of the Company’s common stock. The RDO sold an aggregate 242,891 units at a price to the public of $4.22 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The $4.22 purchase price equals two times the last reported sale price of $2.11 per share of the Company’s Common Stock on February 15, 2024 on The Nasdaq Capital Market. The gross proceeds to the Company from the Offering are expected to be approximately $1.025 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds from the Offering for working capital and for general corporate purposes (See Note 20).

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

We have sufficient capital to maintain as a going concern due to the recent capital raise. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has two reportable segments - the Nexgel segment and the CG labs segment.

The Nexgel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania.

The CG labs segment is comprised of the JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

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

The Company had the following marketable securities as of December 31, 2023 and 2022 ($ in thousands):

	December 31,	December 31,
	2023	2022
Marketable Securities
United States treasury bills (due February 23, 2023)	$-	$492
United States treasury bills (due April 27, 2023)	-	20
United States treasury bills (due June 15, 2023)	-	4,384
United States treasury bills (due July 13, 2023)	-	127
United States treasury bills (due August 10, 2023)	-	485
Total	$-	$5,508

Margin Line of Credit

We have a brokerage account through which we buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2023, there was $245 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying consolidated balance sheet (see Note 10). The short-term credit line will be repaid upon the maturity of U.S. treasury bills of $3 million with an original maturity of three months or less which are included in cash within the accompanying consolidated balance sheet.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for doubtful accounts based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was $11 thousand as of December 31, 2023 and $9 thousand as of December 31, 2022.

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

The balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS.

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

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of operations in revenues and cost of revenues, respectively. Shipping revenue and expense are primarily generated through the Amazon marketplace.

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

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the years ended December 31, 2023 and 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and is primarily made up of $64 thousand and $63 thousand of prepaid insurance, and $336 thousand and $109 thousand general prepaid expenses and other current assets in the years ended December 31, 2023 and 2022 respectively.

Other Assets

Other Assets is recorded at historical costs, and as of December 31, 2023 and 2022, the balance is primarily comprised of spare parts for manufacturing equipment. Spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy ($ in thousands):

December 31, 2023
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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption.

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

Disaggregated revenue by sales type ($ in thousands):

	Year Ended
	December 31,
	2023	2022
Contract manufacturing	$2,748	$1,033
Custom and white label finished goods manufacturing	15	34
Consumer branded products	1,242	815
Other	84	166
Total	$4,089	$2,048

As of December 31, 2023 and 2022, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $20 thousand at December 31, 2023 that the Company had not satisfied as of the end of the year. The Company had no remaining performance obligations as of December 31, 2022.

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they convert and package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom and White Label

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

Medical Devices/Other

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

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 12 below for further details regarding the 2019 Plan.

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

Variable Interest Entity

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the Company has a variable interest in the entity and whether or not the entity would meet the definition of a variable interest entity (“VIE”) in accordance with ASC Topic 810, Consolidation. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgements regarding the purpose and design of the entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that VIE, based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE.

If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. As of December 31, 2023, and on a quarterly basis thereafter, the Company will evaluate whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.

Assets and liabilities recorded as a result of consolidating the financial results of the VIE into the Company’s consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets or liabilities for which creditors have recourse to the Company’s general assets.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during a year from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all years presented.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company adopted this new standard in the current year and it did not have a material impact to its consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

4. Business Segments

The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), evaluates the financial performance of the Company’s segments based upon segment adjusted operating income or (loss) as the profitability measure. Items outside of adjusted operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2023 and 2022 is presented below.

For Year Ended December 31, 2023 ($ in thousands)

	Nexgel	CG Labs	Total
Revenue
Contract Manufacturing	$769	$1,979	$2,748
Custom and White Label Finished Goods	15	-	15
Branded Consumer Products	1,242	-	1,242
Other income	76	8	84
Total revenue	2,102	1,987	4,089

Cost of sales	1,911	1,559	3,470
Operating expenses	3,604	492	4,096
Loss from operations	$(3,413)	$(64)	$(3,477)

For Year Ended December 31, 2022 ($ in thousands)

	Nexgel	CG Labs	Total
Revenue
Contract Manufacturing	$1,033	$-	$1,033
Custom and White Label Finished Goods	34	-	34
Branded Consumer Products	815	-	815
Other income	166	-	166
Total revenue	2,048	-	2,048

Cost of sales	1,792	-	1,792
Operating expenses	3,604	-	3,604
Loss from operations	$(3,348)	$-	$(3,348)

As of December 31, 2023 ($ in thousands)

	Nexgel	CG Labs	Total
Assets:
Current assets:
Cash	$2,458	$242	$2,700
Accounts receivable, net	26	607	633
Inventory	622	697	1,319
Prepaid expenses and other current assets	312	88	400
Total current assets	3,418	1,634	5,052

Goodwill	1,128	-	1,128
Intangibles	122	204	326
Property and equipment, net	898	601	1,499
Operating lease – right of use asset	1,543	312	1,855
Other assets	95	-	95
Total Assets	$7,204	$2,751	$9,955

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$509	$724	$1,233
Accrued expenses and other current liabilities	137	261	398
Deferred revenue	20	-	20
Current portion of note payable	6	74	80
Warrant liability	146	-	146
Contingent consideration liability	439	-	439
Operating lease liability, current portion	207	26	233
Total current liabilities	1,464	1,085	2,549

Operating lease liability, net of current portion	1,438	289	1,727
Notes payable, net of current portion	272	241	513
Total liabilities	$3,174	$1,615	$4,789

5. Acquisition

Kenkoderm Acquisition

On December 1, 2023, the Company closed a transaction related to an Asset Purchase Agreement dated November 30, 2023 (the “Purchase Agreement”) with Olympus Trading Company, LLC, a Virginia limited liability company (the “Seller”), whereby the Company purchased all assets related to the Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”).

Under the terms of the Kenkoderm acquisition, the Company paid the Seller a cash payment of $546,500. Additionally, the Company shall pay the Seller a cash earn-out of the same amount each quarter, payable in the subsequent month flowing quarter end, of $136,625. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Purchase Agreement.

The Purchase Agreement and the transaction contemplated thereby were not subject to approval by the shareholders of the Company. The Purchase Agreement contains standard representations and warranties regarding the Seller and the Kenkoderm business and certain limited representations and warranties regarding the Company. The Purchase Agreement also contains indemnification provisions for the benefit of the Company and the Seller. Neither the Company nor the Seller shall be liable for more than the Purchase Price under the indemnification provisions except in the case of fraud or willful misconduct. The Seller and the Seller’s President and owner agreed to 3-year non-compete provisions as part of the Purchase Agreement.

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Kenkoderm acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $169 thousand. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows a preliminary analysis for the Kenkoderm acquisition ($ in thousands):

Provisional purchase consideration at preliminary fair value:
Purchase price	$547
Contingent consideration liability	439
Amount of consideration	$986
Assets acquired and liabilities assumed at preliminary fair value
Inventory	56
Product/technology related intangibles	77
Marketing related intangibles	36
Other liabilities	-
Net tangible assets acquired	$169

Total net assets acquired	$169
Consideration paid	986
Preliminary goodwill	$817

Non-controlling Interest in Joint Venture – CG Labs

On March 1, 2023, the Company acquired a 50% interest in the JV (see Note 1). The JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500,000 to the JV, on a schedule to be determined, to be used for equipment and facility upgrades as well as general corporate purposes for the JV. As of December 31, 2023, the Company has contributed its full $500,000 commitment.

The JV is considered to be a VIE and we have consolidated the JV.

The recorded assets acquired and liabilities assumed in connection with the formation of CG Labs based on their estimated fair values as of the March 1, 2023. The preliminary purchase price allocation is as follow ($ in thousands):

Provisional purchase consideration at preliminary fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs contributed business	500
Amount of consideration	$1,000
Assets acquired and liabilities assumed at preliminary fair value
Cash contributed by the Company	500
Fixed assets	213
Product/technology related intangibles	217
Marketing related intangibles	70
Net tangible assets acquired	$1,000

Total net assets acquired	$1,000
Consideration paid	1,000
Preliminary goodwill	$-

The allocation of the purchase price to identifiable assets is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Kenkoderm acquisition and CG Labs JV been completed as of January 1, 2022 or to project potential operating results as of any future date or for any future periods ($ in thousands except share and per share amounts):

	For the Year Ended December 31,
	2023	2022
Revenues, net	$5,522	$4,014
Net loss allocable to common shareholders	$(3,071)	$(4,634)
Net loss per share	$(0.54)	$(0.83)
Weighted average number of shares outstanding	5,671,842	5,574,818

6. Leases

The Company has an operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The Company also has a sublease for office and manufacturing space in Granbury, Texas that runs through February 2028.There is an option that can extend the lease term for an additional five years through February 2033. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2023 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2024	$245
2025	245
2026	301
2027	315
2028	324
Thereafter	790
Total undiscounted operating lease payments	$2,220
Less: Imputed interest	(260)
Present value of operating lease liability	$1,960
Weighted average remaining lease term	7.4 years
Weighted average discount rate	3.0%

Total operating lease expense for the years ended December 31, 2023, and 2022, was $303 thousand and $246 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

December 31,
2023
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$238

7. Inventory

Inventory consists of the following ($ in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$899	$295
Work-in-progress	12	51
Finished goods	408	156
	1,319	502
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,319	$502

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

8. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2023	2022
Machinery and equipment	3 - 10	$1,280	$973
Office furniture and equipment	3 - 10	139	59
Leasehold improvements	6	419	228
Construction in progress	N/A	387	55
		2,225	1,315
Less: accumulated depreciation and amortization		(726)	(594)
Property and equipment, net		$1,499	$721

Depreciation expense for the year ended December 31, 2023 and 2022 was $132 thousand and $99 thousand, respectively.

9. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of December 31, 2023 and 2022 ($ in thousands):

	December 31,	December 31,
	2023	2022
Product/Technology Related
Identifiable intangible assets, gross	$325	$31
Accumulated amortization	(98)	(26)
Product/technology related identifiable intangible assets, net	227	5
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	7
Accumulated amortization	(31)	(9)
Marketing related identifiable intangible assets, net	99	15
Total identifiable intangible assets, net	$326	$20

In connection with the May 29, 2020 acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles.

In connection with the March 1, 2023 CG Labs JV, the Company identified intangible assets of $287 thousand representing technology related and customer related intangibles.

In connection with the December 1, 2023 acquisition of Kenkoderm, the Company identified intangible assets of $113 thousand representing technology related and customer related intangibles.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.9 years and amortization expense amounted to $94 and $13 thousand for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2024	$119
2025	126
2026	63
2027	13
2028	2
Thereafter	3
Total	$326

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2023	2022
Salaries, benefits, and incentive compensation	$61	$56
Franchise tax accrual	-	52
Margin line of credit	245	-
Other	92	22
Total accrued expenses and other current liabilities	$398	$130

11. Common Stock

At December 31, 2023, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	560,650
Warrants to purchase common stock	3,442,904
Restricted stock units	64,562

12. Share-based Compensation

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

On March 23, 2023, the Board approved an additional 300,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 871,429 of which 609,687 shares have already been awarded or exercised. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of December 31, 2023:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	871,429	649,833	17,916	221,596
Awards issued in excess of 2019 Plan(2)	-	48,401	48,401	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

On March 8, 2023, the Company granted a contractor an option to purchase up to 17,532 shares of the Company’s common stock at a per share exercise price of $2.00 under the Company’s 2019 Plan. This option award vests over a period of 12 months. The options expired unexercised.

On August 17, 2023, the Company granted options to purchase up to 90,000 shares of the Company’s common stock at a per share exercise price of $2.05 to members of the Board of Directors, all of which vests over a period of one year with 25% vested upon issuance.

On October 1, 2022, the Company appointed Dr. Neil Chesen to the Company’s Scientific Advisory Board and in consideration for his appointment to the board, the Company granted Dr. Chesen an option to purchase up to 65,000 shares of common stock at a per share exercise price of $2.00 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 15,000 options, fully vested as of the date of grant and the remaining 50,000 options are contingent upon certain sales based milestones being achieved. The options expire on December 31, 2023 if the milestones are not achieved prior to that date. Also on October 1, 2022, the Company issued a second option grant to Dr. Chesen, to purchase up to 25,000 shares of common stock at a per share exercise price of $2.00 under the Company’s 2019 Long-Term Incentive Plan and are fully contingent upon certain sales based milestones being achieved with 18 months of commercial release. Also on October 1, 2022, the Company issued a third option grant to Dr. Chesen to purchase up to 37,500 shares of common stock at a per share exercise price of $5.50 under the Company’s 2019 Long-Term Incentive Plan and are fully contingent upon certain sales based milestones being achieved within 36 months of commercial release. As of December 31, 2022 the new product has not launched. The product launched in August 2023.

On October 1, 2022, the Company granted Dr. Leonard Nelson an option to purchase up to 30,000 shares of the Company’s common stock at a per share price of $2.00 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 5,000 options, fully vested as of the date of the grant and the remaining 25,000 options are contingent upon certain sales based milestones being achieved. The options expire within 18 months of commercial launch of a new product if the milestones are not achieved prior to that date or 10 years from the grant date, whichever comes first. The product launched in August 2023.

On October 1, 2022, the Company granted Dr. Leonard Nelson an option to purchase up to 37,500 shares of the Company’s common stock at a per share price of $5.50 under the Company’s 2019 Long-Term Incentive Plan. The options are contingent upon certain sales based milestones being achieved. The options expire within 36 months of commercial launch of a new product if the milestones are not achieved prior to that date or 10 years from the grant date, whichever comes first. The product launched in August 2023.

The following table summarizes the Company’s incentive stock option activity and related information for the years ended December 31, 2023 and 2022.

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2022	434,939	$1.678955	8.56
Granted	195,000	3.3461538	10.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(100,001)	1.40000	—
Expired	(5,001)	1.40000	—
Outstanding at December 31, 2022	524,937	$2.351416	8.38

Granted	117,532	$2.06041	10.00
Exercised	(3,295)	1.75	—
Forfeited	—	—	—
Cancelled	(69,854)	1.965823	—
Expired	(8,670)	1.703222	—
Outstanding at December 31, 2023	560,650	$2.350742	7.95
Exercisable at December 31, 2023	398,150	$1.829884	7.44

As of December 31, 2023 and 2022, vested outstanding stock options had $295 thousand and $124 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of December 31, 2023, there was no unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2023 and 2022:

	2023	2022
Volatility	257.64-258.01%	277.84%
Risk-free interest rate	4.21-4.42%	4.06%
Dividend yield	0.0%	0.0%
Expected term	5 - 5.50 years	5.0 years

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

		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at December 31, 2021	—	$—
Granted	96,114	1.61
Exercised and converted to common shares	(5,682)	4.40
Forfeited	—	—
Outstanding at December 31, 2022	90,432	1.43
Granted	37,037	1.35
Exercised and converted to common shares	(50,157)	1.76522
Forfeited	(12,750)	1.82
Outstanding at December 31, 2023	64,562	$1.82
Exercisable at December 31, 2023	13,750	$1.82

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. As of December 31, 2023, there was $68 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2026.

Stock based compensation and restricted stock vesting of $217 thousand and $298 thousand has been recorded for the year ended December 31, 2023 and 2022, respectively.

Warrants

The following table shows a summary of common stock warrants for the years ended December 31, 2023 and 2022.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2021	3,637,190	$5.16281	4.63

Granted	—	$—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at December 31, 2022	3,637,190	$5.16281	3.65
Granted	—	—	—
Exercised	(109,720)	0.55	—
Forfeited	—	—	—
Cancelled	(84,566)	0.89	—
Expired	—	—	—
Outstanding at December 31, 2023	3,442,904	$5.414793	2.87
Exercisable at December 31, 2023	3,442,904	$5.414793	2.87

As of December 31, 2023 and 2022, vested outstanding warrants had $0 and $114 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

13. Notes Payable

CG Labs Notes Payable

CG Labs has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter.

CG Labs has entered into a $242 thousand promissory note agreement for certain equipment. The funding advances of $84 thousand have been issued as of December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $277 thousand and $283 thousand as of December 31, 2023 and 2022, respectively.

The future annual principal amounts and accrued interest to be paid as of December 31, 2023 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2024	$80
2025	89
2026	51
2027	55
2028	59
Thereafter	259
Total	$593

14. Convertible Notes Payable

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2021	265,305		$318
Modification of warrants	-		57
Change in fair value of warrant liability	-		(133)
Fair value as of year ended 12/31/2022	265,305		242
Exercise of warrants	(194,286)		(144)
Modification of warrants	-		29
Change in fair value of warrant liability	-		19
Fair value as of year ended 12/31/2023	71,019		$146

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

16. Commitments and Contingencies

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

17. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually comprising more than 10% of total revenues.

For the year ended December 31, 2023, the Company had revenue from one customer that approximated 20% of total revenue. For the year ended December 31, 2022, the Company had revenue from one customer that approximated 29% of total revenue.

The Company had one customer with accounts receivable balances that approximated 69% of total accounts receivable as of December 31, 2023. The Company had three customers with accounts receivable balances that approximated 40%, 22% and 18% of total accounts receivable as of December 31, 2022.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of December 31, 2023, the total amount exceeding such limit was $106 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Convertible Promissory Note

On September 2, 2021, the Company issued three Secured Convertible Promissory Notes to members of the board of directors in an aggregate amounts of $150,000 to Mr. Stein, $150,000 to Mr. Stefansky (Bezalel Partners, LLC), and $50,000 to Dr. Zeldis as part of the September 2 Notes. The notes were repaid in full in 2022 (See Note 14).

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 and $40,000 for services as of December 31, 2023 and 2022, respectively, included in accounts payable in the accompanying consolidated balance sheets.

19. Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2023 and 2022, there was no income tax expense or benefit.

At December 31, 2023 and 2022, the Company had no recorded tax liabilities for uncertain tax positions. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

The income tax (benefit) provision consists of the following:

	For The Years Ended
	December 31
	2023	2022
Federal:
Current	$(617)	$(619)
Deferred	617	619
State and local:
Current	(156)	(159)
Deferred	156	159
Income tax provision	$—	$—

For the years ended December 31, 2023 and 2022, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3%	5.3%
Permanent differences
Non-deductible expenses	(1.9)%	(9.7)%
Timing differences	—	—
Change in valuation allowance	(24.4)%	(16.6)%
Income tax provision	—%	—%

For the years ended December 31, 2023 and 2022, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to the net losses incurred and the corresponding increase to the valuation allowance.

As of December 31, 2023 and 2022, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,882	$4,112
Other	9	6
Total deferred tax assets	4,891	4,118
Valuation allowance	(4,891)	(4,118)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2023 and 2022, the Company has approximately $18.6 million and $15.6 million of federal NOL carryovers, respectively, which begin to expire in 2029 through 2036. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $18.6 million and $15.6 million, as of December 31, 2023 and 2022, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2023 and 2022 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions.

20. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting no such events or transactions other than the following.

On February 15, 2024 (the “Closing Date”), the Company, entered into subscription agreements with investors, the Company’s Chief Financial Officer and certain members of its board of directors for a registered direct offering (“RDO”) of the Company’s common stock. The RDO sold an aggregate 242,891 units at a price to the public of $4.22 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. The $4.22 purchase price equals two times the last reported sale price of $2.11 per share of the Company’s common stock on February 15, 2024 on The Nasdaq Capital Market. The Company issued 485,782 shares of common stock and warrants to purchase up to 242,891 shares of common stock.

Subject to certain ownership limitations, each of the warrants will become exercisable on the Closing Date, will have an exercise price of $4.00 per share and will expire five years after the Closing Date. The warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the warrants to or by the holder. The holder of a warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The gross proceeds to the Company from the RDO are expected to be approximately $1.025 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (A division of Cova Capital Partners, LLC) to act as the placement agent for the RDO. The Company agreed to pay the placement agent a cash fee of 6% of the aggregate gross proceeds in the RDO received from non-affiliates of the Company and 3% of the aggregate gross proceeds in the RDO received from affiliates of the Company. Additionally, and upon the closing of the RDO, the Company agreed to issue to the placement agent warrants exercisable for a period of five years to purchase up to 6% of the number of shares sold in this offering, or up to 27,725 shares, at a per share exercise price of $4.00.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2023, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of December 31, 2023 at a reasonable level of assurance.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2024 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2023” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements are included herein:

(2) Financial Statement Schedules

None.

(3) Exhibits

1.1	Underwriting Agreement dated December 21, 2021 by and between NexGel, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed with the SEC on December 27, 2021).

2.1	Form of Asset Contribution and Separation Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.3 to Form S-1, filed with the SEC on January 9, 2019).

2.2	Form of Tax Matters Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.4 to Form S-1, filed with the SEC on January 9, 2019).

2.3	Form of Bill of Sale and Assignment and Assumption Agreement between Alliqua BioMedical, Inc. and AquaMed Technologies, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

2.4	Amendment No. 2, dated April 19, 2019, to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.6 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019)

3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).

3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).

3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020).

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.6 to Form S-1, filed with the SEC on December 2, 2021)

3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

4.1	12% Senior Secured Promissory Note, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.2	First Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.3	Second Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.4	Form of 12% Subordinated Secured Promissory Note, dated September 2, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2021)

4.5	Form of Common Stock Purchase Warrant, dated September 2, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2021)

4.6	Warrant Agency Agreement (including form of Common Warrant) dated December 27, 2021 by and between NexGel, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on December 27, 2021).

4.7	Underwriter Warrant dated December 27, 2021 issued to Maxim Group LLC (incorporated by reference to Exhibit 4.1 to Form 8-K, filed with the SEC on December 27, 2021).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024).

10.1	Assignment and Amended and Restated Lease, dated as of January 25, 2002, by and between 2150 Cabot LLC, Embryo Development Corporation and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form S-1, filed with the SEC on January 9, 2019).

10.2	Amendment to Lease, dated as of February 23, 2007, by and between 2150 Cabot LLC and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.2 to Form S-1, filed with the SEC on January 9, 2019).

10.3	Third Amendment to Lease, dated as of February 27, 2009, by and between Exeter 2150 Cabot, L.P and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form S-1, filed with the SEC on January 9, 2019).

10.4	Assignment and Assumption of Lease Agreement, dated as of February 27, 2009, by and among Exeter 2150 Cabot, L.P, Hydrogel Design Systems, Inc. and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1, filed with the SEC on January 9, 2019).

10.5	Fourth Amendment to Lease, dated as of July 24, 2013, by and between Exeter 2150 Cabot, L.P and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1, filed with the SEC on January 9, 2019).

10.6	Form of Stock Purchase Agreement between NexGel, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2020).

10.7	Membership Interest Purchase Agreement dated May 29, 2020 by and among NexGel, Inc. and the members of Sport Defense LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020).

10.8	Form of 2019 Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.9	Form of Incentive Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.10	Form of Nonqualified Stock Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.12	Securities Purchase Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.13	Security Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.14	Registration Rights Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.15	First Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated August 13, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed with the SEC on August 16, 2021).

10.16	Form of Securities Purchase Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.17	Form of Security Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.18	Form of Security Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.19	Form of Registration Rights Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.20	Form of Lock-Up Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.21	Second Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated October 28, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.22	Third Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated December 10, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.23 to Form S-1, filed with the SEC on December 10, 2021).

10.23	Asset Purchase Agreement dated November 30, 2023 between NexGel, Inc. and Olympus Trading Company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2023).

10.24	2024 Executive Employment Agreement, dated December 26, 2023 by and between NexGel. Inc. and Adam Levy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 29, 2023).

21.1*	Subsidiaries

23.1*	Consent of Turner, Stone & Company, L.L.P.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

97*	NexGel, Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective December 1, 2023.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexGel, Inc.

Date: April 10, 2024	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	April 10, 2024	Chief Executive Officer and President (Principal Executive Officer)
Adam Levy

/s/ Adam Drapczuk III	April 10, 2024	Chief Financial Officer (Principal Accounting and Financial Officer)
Adam Drapczuk III

/s/ Steven Glassman	April 10, 2024	Director
Steven Glassman

/s/ Scott Henry	April 10, 2024	Director
Scott Henry

/s/ Nachum Stein	April 10, 2024	Director
Nachum Stein

/s/ Jerome B. Zeldis	April 10, 2024	Director
Jerome B. Zeldis

