Form 10-Q
period 2024-03-31
NEXGEL, INC.
filed 2024-05-13
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 13, 2024, the registrant had 6,227,624 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash	$2,419	$2,700
Accounts receivable, net	739	633
Inventory	1,369	1,319
Prepaid expenses and other current assets	336	400
Total current assets	4,863	5,052
Goodwill	1,128	1,128
Intangibles, net	302	326
Property and equipment, net	2,194	1,499
Operating lease - right of use asset	1,803	1,855
Other assets	95	95
Total assets	$10,385	$9,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,053	$1,233
Accrued expenses and other current liabilities	111	398
Deferred revenue	250	20
Current portion of note payable	87	80
Warrant liability	255	146
Contingent consideration liability	439	439
Financing lease liability, current portion	55	-
Operating lease liabilities, current portion	233	233
Total current liabilities	2,483	2,549
Operating lease liabilities, net of current portion	1,682	1,727
Financing lease liability, net of current portion	352	-
Notes payable, net of current portion	663	513
Total liabilities	5,180	4,789

Commitments and Contingencies (Note 16)	-	-

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 6,227,624 and 5,741,838 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	20,350	19,406
Accumulated deficit	(15,568)	(14,715)
Total NexGel stockholders’ equity	4,788	4,697
Non-controlling interest in joint venture	417	469
Total stockholders’ equity	5,205	5,166
Total liabilities and stockholders’ equity	$10,385	$9,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2024	2023
Revenues, net	$1,266	$620

Cost of revenues	989	677

Gross margin (loss)	277	(57)

Operating expenses
Research and development	2	29
Selling, general and administrative	1,146	797
Total operating expenses	1,148	826

Loss from operations	(871)	(883)

Other income (expense)
Interest income (expense), net	(15)	(1)
Changes in fair value of warrant liability and warrant modification expense	(53)	66
Gain on investment in marketable securities	34	7
Other income	—	4
Total other income (expense), net	(34)	76
Loss before income taxes	(905)	(807)
Income tax expense	—	—
Net loss	(905)	(807)
Less: Income (loss) attributable to non-controlling interest in joint venture	(52)	7
Net loss attributable to NexGel stockholders	$(853)	$(814)
Net loss per common share - basic	$(0.14)	$(0.15)
Net loss per common share - diluted	$(0.14)	$(0.15)
Weighted average shares used in computing net loss per common share - basic	5,982,062	5,586,326
Weighted average shares used in computing net loss per common share – diluted	5,982,062	5,586,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Rights offering proceeds, net of expenses	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the rights offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(52)	(853)	(905)

Balance, March 31, 2024	6,227,624	$6	$20,350	$417	$(15,568)	$5,205

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2023	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Restricted stock vesting	5,682	—	24	—	—	24

Exercise of warrants	30,430	—	—	—	—	—

Non-controlling interest in JV	—	—	—	500	—	500

Net income (loss)	—	—	—	7	(814)	(807)

Balance, March 31, 2023	5,614,028	$6	$19,213	$507	$(12,372)	$7,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(853)	$(814)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	(52)	7
Depreciation and amortization	62	31
Share-based compensation and restricted stock vesting	54	24
Gain on investment in marketable securities	(34)	7
Changes in fair value of warrant liability	53	(66)
Amortization of right of use asset	52	49

Changes in operating assets and liabilities:
Accounts receivable	(106)	(158)
Inventory	(50)	(466)
Prepaid expenses and other assets	64	11
Accounts payable	(180)	722
Accrued expenses and other current liabilities	(287)	(18)
Deferred revenue	230	—
Operating lease liability	(45)	(38)
Net Cash Used in Operating Activities	(1,092)	(709)

Investing Activities
Proceeds from sales of marketable securities	34	485
Capital expenditures	(152)	(88)
Net Cash Provided by (Used in) Investing Activities	(118)	397

Financing Activities
Proceeds from rights offering, net of expenses	946	—
Principal payment on financing lease liability	(9)	—
Principal payments of notes payable	(8)	(2)
Net Cash Provided by (Used in) Financing Activities	929	(2)
Net Decrease in Cash	(281)	(314)
Cash – Beginning of period	2,700	1,101
Cash – End of period	$2,419	$787
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$10	$—
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Property and equipment financed under notes payable	$165	$—
Property and equipment financed under financing leases	$416	$—
Property and equipment contributed as capital investment to JV	$—	$500
ROU asset and operating lease liabilities recognized upon consolidation of JV	$—	$334

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business and Basis of Presentation

NexGel, Inc. (“NexGel” or the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the Company. First, we launched our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, the Company and its customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

NexGel was previously known as AquaMed Technologies, Inc. (“AquaMed”) before changing its name to NexGel, Inc. on November 14, 2019.

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC (“CGN”), with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Beginning in December 2023, the Company expanded their product portfolio to include the Kenkoderm brand. Kenkoderm is a skincare line focused on reducing symptoms associated with psoriasis. Kenkoderm products do not utilize our gel technology and are manufactured by third parties.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its condensed consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned JV (see Note 5).

2. Going Concern

As of March 31, 2024, the Company had a cash balance of $2.4 million. For the three months ended March 31, 2024, the Company incurred a net loss of $0.9 million and had a net usage of cash in operating activities of $1.1 million. In addition, the Company had a working capital of $2.4 million as of March 31, 2024. Additionally, we believe we have sufficient cash and marketable securities to operate our business plan into 2025.

On February 15, 2024, the Company, entered into subscription agreements with investors, the Company’s Chief Financial Officer and certain members of its board of directors for a registered direct offering (“RDO”) of the Company’s common stock. The RDO sold an aggregate 242,891 units at a price to the public of $4.22 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.00 per share. The $4.22 purchase price equals two times the last reported sale price of $2.11 per share of the Company’s common stock on February 15, 2024 on The Nasdaq Capital Market. The gross proceeds to the Company from the RDO were $1.025 million, before deducting the placement agent’s fees and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes.

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

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include allowances for credit losses, inventory reserves, deferred taxes, share-based compensation and related valuation allowances and fair value of long-lived assets. Actual results could differ from the estimates.

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform with the current year’s presentation.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has two reportable segments - the NexGel segment and the CGN segment.

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania.

The CGN segment is comprised of the JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Cash

Cash is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Margin Line of Credit

The Company has a brokerage account through which it can buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2023, there was $245 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheet (see Note 10). The margin line credit line was repaid in January 2024 and there is no outstanding balance under the credit line as of March 31, 2024.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $12 thousand as of March 31, 2024 and $11 thousand as of December 31, 2023.

Inventory and Cost of Revenues

The inventory balance is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company evaluates inventories for excess quantities, obsolescence, and shelf-life expiration. This evaluation includes an analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, and a review of the shelf-life expiration dates for products. These factors determine when, and if, the Company adjusts the carrying value of inventory to estimated net realizable value.

The Company produces proprietary branded products and white label opportunities in our manufacturing of consumer products. In our contract manufacturing, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

The inventory balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS.

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist. The fair value of intangible assets is compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the year ended December 31, 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $38 thousand and $64 thousand of prepaid insurance, and $298 thousand and $336 thousand general prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023, respectively.

Other Assets

Other assets are recorded at historical costs, and as of March 31, 2024 and December 31, 2023, the balance is primarily comprised of spare parts for manufacturing equipment. Spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable, notes payable and convertible notes payable) in the condensed consolidated balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2024. The fair values of the warrants are estimated as of the date of issuance and again at each year end using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the condensed consolidated statements of operations.

Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company currently recognizes revenue predominately from three sources, contract manufacturing, custom and white label finished goods manufacturing and our branded products. Revenues from manufactured products are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product.

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

Disaggregated revenue by sales type ($ in thousands):

	Three months ended
	March 31,
	2024	2023
Contract manufacturing	$601	$380
Custom and white label finished goods manufacturing	31	4
Consumer branded products	617	222
Other	17	14
Total	$1,266	$620

As of March 31, 2024 and December 31, 2023, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $250 thousand and $20 thousand at March 31, 2024 and December 31, 2023, respectively, that the Company had not satisfied as of the end of the respective period.

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

Consumer Branded Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names, which include Medagel, Lumagel Beauty, and Kenkoderm.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom and White Label and Consumer Branded Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 13 below for further details regarding the 2019 Plan.

The 2019 Plan provides certain employees, contractors, and outside directors with share-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the condensed consolidated statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the condensed consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the condensed consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

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

If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s condensed consolidated financial statements. As of December 31, 2023, and on a quarterly basis thereafter, the Company will evaluate whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.

Assets and liabilities recorded as a result of consolidating the financial results of the VIE into the Company’s condensed consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets or liabilities for which creditors have recourse to the Company’s general assets.

Comprehensive loss

Comprehensive loss consists of net loss and changes in equity during the period from transactions and other equity and circumstances generated from non-owner sources. The Company’s net loss equals comprehensive loss for all periods presented.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial position or results of operations upon adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU’) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023 and subsequent interim periods. The Company adopted this new standard during the year ended December 31, 2023 and it did not have a material impact to its condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

4. Business Segments

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment adjusted operating income or (loss) as the profitability measure. Items outside of adjusted operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM.

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended March 31, 2024 and 2023 is presented below.

For Quarter Ended March 31, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$190	$448	$638
Custom and White Label Finished Goods	31	-	31
Branded Consumer Products	580	-	580
Other income	12	5	17
Total revenue	813	453	1,266

Cost of sales	642	347	989
Operating expenses	987	161	1,148
Loss from operations	$(816)	$(55)	$(871)

For Quarter Ended March 31, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$380	$-	$380
Custom and White Label Finished Goods	4	-	4
Branded Consumer Products	222	-	222
Other income	14	-	14
Total revenue	620	-	620

Cost of sales	677	-	677
Operating expenses	826	-	826
Loss from operations	$(883)	$-	$(883)

As of March 31, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$2,197	$222	$2,419
Accounts receivable, net	97	642	739
Inventory	978	391	1,369
Prepaid expenses and other current assets	294	42	336
Total current assets	3,566	1,297	4,863

Goodwill	1,128	-	1,128
Intangibles, net	112	190	302
Property and equipment, net	883	1,311	2,194
Operating lease – right of use asset	1,494	309	1,803
Other assets	95	-	95
Total Assets	$7,278	$3,107	$10,385

Liabilities
Current liabilities:
Accounts payable	$479	$574	$1,053
Accrued expenses and other current liabilities	103	8	111
Deferred revenue	-	250	250
Current portion of note payable	12	75	87
Warrant liability	255	-	255
Contingent consideration liability	439	-	439
Financing lease liability, current portion	-	55	55
Operating lease liabilities, current portion	207	26	233
Total current liabilities	1,495	988	2,483

Financing lease liability, net of current portion	-	352	352
Operating lease liabilities, net of current portion	1,398	284	1,682
Notes payable, net of current portion	277	386	663
Total liabilities	$3,170	$2,010	$5,180

As of December 31, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$2,458	$242	$2,700
Accounts receivable, net	26	607	633
Inventory	622	697	1,319
Prepaid expenses and other current assets	312	88	400
Total current assets	3,418	1,634	5,052

Goodwill	1,128	-	1,128
Intangibles, net	122	204	326
Property and equipment, net	898	601	1,499
Operating lease – right of use asset	1,543	312	1,855
Other assets	95	-	95
Total Assets	$7,204	$2,751	$9,955

Liabilities
Current liabilities:
Accounts payable	$509	$724	$1,233
Accrued expenses and other current liabilities	137	261	398
Deferred revenue	20	-	20
Current portion of note payable	6	74	80
Warrant liability	146	-	146
Contingent consideration liability	439	-	439
Operating lease liability, current portion	207	26	233
Total current liabilities	1,464	1,085	2,549

Operating lease liability, net of current portion	1,438	289	1,727
Notes payable, net of current portion	272	241	513
Total liabilities	$3,174	$1,615	$4,789

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

Under the terms of the Kenkoderm acquisition, the Company paid the Seller a cash payment of $546,500. Additionally, the Company shall pay the Seller a cash earn-out of the same amount each quarter, payable in the subsequent month following quarter end, of $136,625. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Purchase Agreement.

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

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Kenkoderm acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and condensed consolidated with those of the Company. The fair value of the net assets acquired was approximately $169 thousand. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

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

The recorded assets acquired and liabilities assumed in connection with the formation of the JV based on their estimated fair values as of the March 1, 2023. The purchase price allocation is as follow ($ in thousands):

Purchase consideration at fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs contributed business	500
Amount of consideration	$1,000
Assets acquired and liabilities assumed at fair value
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

The unaudited pro-forma condensed consolidated results of operations are presented for information purposes only. The unaudited pro-forma condensed consolidated results of operations are not intended to present actual results that would have been attained had the Kenkoderm acquisition and the JV been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods ($ in thousands except share and per share amounts):

	March 31, March 31,
	2024	2023
Revenues, net	$1,266	$1,140
Net loss allocable to common shareholders	$(871)	$(717)
Net loss per share	$(0.15)	$(0.13)
Weighted average number of shares outstanding	5,982,062	5,586,326

6. Operating Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liabilities
2024 (Remainder of year)	$183
2025	245
2026	301
2027	315
2028	324
Thereafter	790
Total undiscounted operating lease payments	2,158
Less: Imputed interest	(243)
Present value of operating lease liabilities	$1,915
Weighted average remaining lease term	7.2 years
Weighted average discount rate	3.0%

Total operating lease expense for the three months ended March 31, 2024 and 2023, was $71 thousand and $65 thousand, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

March 31,
2024
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$61

7. Financing Lease

In February 2024, the JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of March 31, 2024, $416 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at March 31, 2024.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of March 31, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2024 (Remainder of year)	$67
2025	90
2026	91
2027	91
2028	91
Thereafter	98
Total undiscounted operating lease payments `	528
Less: Imputed interest	(121)
Present value of operating lease liability	$407
Weighted average remaining lease term	5.8 years
Weighted average discount rate	9.1%

8. Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$828	$899
Work-in-progress	30	12
Finished goods	511	408
	1,369	1,319
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,369	$1,319

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

9. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2024	2023
Machinery and equipment	3 - 10	$1,329	$1,280
Office furniture and equipment	3 - 10	139	139
Leasehold improvements	6	531	419
Construction in progress	N/A	959	387
		2,958	2,225
Less: accumulated depreciation and amortization		(764)	(726)
Property and equipment, net		$2,194	$1,499

Depreciation expense for the three months ended March 31, 2024 and 2023 was $38 thousand and $27 thousand, respectively.

10. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31,	December 31,
	2024	2023
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(118)	(98)
Product/technology related identifiable intangible assets, net	207	227
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	113
Accumulated amortization	(35)	(31)
Marketing related identifiable intangible assets, net	95	99
Total identifiable intangible assets, net	$302	$326

In connection with the May 29, 2020 acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles.

In connection with the March 1, 2023 JV, the Company identified intangible assets of $287 thousand representing technology related and customer related intangibles.

In connection with the December 1, 2023 acquisition of Kenkoderm, the Company identified intangible assets of $113 thousand representing technology related and customer related intangibles.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.6 years and amortization expense amounted to $24 and $4 thousand for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2024 (remainder of the year)	$95
2025	126
2026	63
2027	13
2028	2
Thereafter	3
Total	$302

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2024	2023
Salaries, benefits, and incentive compensation	$55	$61
Margin line of credit	-	245
Other	56	92
Total accrued expenses and other current liabilities	$111	$398

12. Common Stock

At March 31, 2024, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	546,364
Warrants to purchase common stock	3,713,519
Restricted stock units	86,784

On February 15, 2024 (the “Closing Date”), the Company, entered into subscription agreements with investors, the Company’s Chief Financial Officer and certain members of its board of directors for a RDO of the Company’s common stock. The RDO sold an aggregate 242,891 units at a price to the public of $4.22 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.00 per share. The $4.22 purchase price equals two times the last reported sale price of $2.11 per share of the Company’s common stock on February 15, 2024 on The Nasdaq Capital Market. The Company issued 485,782 shares of common stock and warrants to purchase up to 242,891 shares of common stock.

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

The net proceeds to the Company from the RDO were $0.9 million, after deducting the placement agent’s fees and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes.

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

13. Share-based Compensation

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

The following table contains information about the 2019 Plan as of March 31, 2024:

	Awards	Awards		Awards
	Reserved for	Issued &	Awards	Available for
	Issuance	Outstanding	Exercised	Grant
2019 Plan(1)	871,429	610,926	17,916	242,587
Awards issued in excess of 2019 Plan(2)	-	70,623	70,623	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

The following table summarizes the Company’s incentive stock option activity and related information for the period ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2024	560,650	$2.350742	7.95
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	(14,286)	5.25	—
Outstanding at March 31, 2024	546,364	$2.274933	7.45
Exercisable at March 31, 2024	406,364	$1.721835	7.06

As of March 31, 2024, vested outstanding stock options had $342 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of March 31, 2024, there was approximately $31 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 3 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

Restrictive stock awards

Effective as of January 1, 2024, the Company granted an aggregated restricted stock award of 22,222 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2023, all of which shares vested monthly from April 1, 2024 through December 31, 2024. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 22,222 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.25 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2024	64,562	$1.82
Granted	22,222	2.25
Exercised and converted to common shares	—	—
Forfeited	—	—
Outstanding at March 31, 2024	86,784	$1.93
Exercisable at March 31, 2024	30,688	$1.82

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $54 thousand and $24 thousand has been recorded for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $50 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2024.

Warrants

The following table shows a summary of common stock warrants through March 31, 2024:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2024	3,442,904	$5.414793	2.87
Granted	270,615	4.00	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2024	3,713,519	$5.311694	2.79
Exercisable at March 31, 2024	3,713,519	$5.311694	2.79

As of March 31, 2024 and 2023, vested outstanding warrants had $0 and $90 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

14. Notes Payable

JV Notes Payable

The JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $227 thousand and $231 thousand as of March 31, 2024 and December 31, 2023, respectively.

The JV has entered into a $242 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $234 thousand and $84 thousand as of March 31, 2024 and December 31, 2023, respectively.

NexGel

The Compay has entered into a $13 thousand promissory note agreement for LED energy efficient lighting. The installation was certified complete in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of $545. The principal balance amounted to $13 thousand as of March 31, 2024.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $276 and $279 thousand as of March 31, 2024 and December 31, 2023, respectively.

The future annual principal amounts and accrued interest to be paid as of March 31, 2024 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2024	$69
2025	96
2026	96
2027	103
2028	111
Thereafter	275
Total	$750

15. Warrant Liability

On February 21, 2024, September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 27,725, 22,019, 34,285, 7,429, 7,286, 44,286, 35,714 and 114,286 warrants, respectively, as equity issuance consideration, in connection with equity offering of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business 3 years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the condensed consolidated statements of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2023	71,019		$146
Fair value at initial measurement date	27,725	$2.01	56
Change in fair value of warrant liability	-		53
Fair value as of year ended 3/31/2024	98,744		$255

The following assumptions were used to calculate the warrant liability for three months ended March 31, 2024 and 2023:

	2024	2023
Exercise price	$2.80 to $5.25	$0.49 - $5.25
Share price	$1.99 - $2.73	$1.28
Volatility	237.08% - 277.25%	137.02 - 287.87%
Risk-free interest rate	4.21% - 5.03%	3.81% - 4.74%
Dividend yield	0.0%	0.0%
Expected term	1.5 to 5.0 years	0.1 to 3.4 years

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

16. Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the condensed consolidated financial position, results of operations, or cash flows of the Company.

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

For the three months ended March 31, 2024, the Company had revenue from one customer that approximated 10% of total revenue. For the three months ended March 31, 2023, the Company had revenue from three customers that exceeded 10% of total revenues which were 52%, 21%, and 13%.

The Company had two customers with accounts receivable balances that were 24% and 44% of total accounts receivable as of March 31, 2024. The Company had three customers with accounts receivable balances that were 25%, 31%, and 10% of total accounts receivable as of March 31, 2023.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of March 31, 2024, the total amount exceeding such limit was $98 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 for services as of March 31, 2024 and December 31, 2023, included in accounts payable in the accompanying condensed consolidated balance sheets.

19. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help prospective investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this information statement.

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

Beginning in December 2023, the Company expanded their product portfolio to include the Kenkoderm brand. Kenkoderm is a skincare line focused on reducing symptoms associated with psoriasis. Kenkoderm products do not utilize our gel technology and are manufactured by third parties.

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

Results of Operations

The following sections discuss and analyze the changes in the significant line items in the accompanying condensed consolidated statements of operations for the comparison periods identified.

Comparison of the Three Months ended March 31, 2024 and 2023 ($ in thousands)

Revenues, net.

For the three months ended March 31, 2024 revenues were $1,266 and increased by $646, or 104.2%, when compared to $620 for the three months ended March 31, 2023. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products.

The Company has four distinct lines of business; Contract Manufacturing, Custom and White Label, Consumer Branded Products, and Medical Devices.

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

Consumer Branded Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names, which include Medagel, Lumagel Beauty, and Kenkoderm.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom and White Label and Consumer Branded Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

Gross profit (loss). Our gross profit was $277 for the three months ended March 31, 2024 compared to a gross loss of $57 for the three months ended March 31, 2023. The increase of $334 in gross loss quarter over quarter was primarily due to the increase in consumer branded products. Gross profit was 21.9% for the three months ended March 31, 2024 compared to a gross loss of (9.2%) for the three months ended March 31, 2023.

The components of cost of revenues are as follows for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenues
Materials and finished products	$611	$355
Share Based Compensation	3	-
Compensation and benefits	181	171
Depreciation and amortization	31	20
Equipment, production and other expenses	163	131
Total cost of revenues	$989	$677

Cost of revenues increased by $312, or 46.1%, to $989 for the three months ended March 31, 2024, as compared to $677 for the three months ended March 31, 2023. The increase in cost of revenues is primarily aligned with the increase in revenue growth.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended
	March 31,
	2024	2023
Selling, general and administrative expenses
Compensation and benefits	$252	$161
Share-based compensation	51	19
Depreciation and amortization	31	10
Advertising, marketing, & Amazon fees	253	94
Investor & shareholder services	62	96
Franchise tax & corporate insurance	58	44
Professional & consulting fees	364	263
Other expenses and professional fees	75	110
Total Selling, general and administrative expenses	$1,146	$797

Selling, general and administrative expenses increased by $349, or 43.8%, to $1,146 for the three months ended March 31, 2024, as compared to $797 for the three months ended March 31, 2023. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $91, or 56.5%, to $252 for the three months ended March 31, 2024, as compared to $161 for the three months ended March 31, 2023. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $32, or 168.4%, to $51 for the three months ended March 31, 2024, as compared to $19 for the three months ended March 31, 2023. The share-based compensation related to the issuance of stock options and restricted awards to our officers, employees, and advisors in the prior year period.

Advertising, marketing, Amazon fees increased by $159, or 169.1%, to $253 for the three months ended March 31, 2024, as compared to $94 for the three months ended March 31, 2023. The increase primarily pertains to an increase in consumer branded product sales year over year.

Investor and shareholder services decreased by $34, or 35.4%, to $62 for the three months ended March 31, 2024, as compared to $96 for the three months ended March 31, 2023. The decrease is due to a reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance increased by $14, or 31.8%, to $58 for the three months ended March 31, 2024, as compared to $44 thousand for the three months ended March 31, 2023.

Professional and consulting fees increased by $101, or 38.4%, to $364 for the three months ended March 31, 2024, as compared to $263 for the three months ended March 31, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements. Additionally, we incurred significant expenses related to our European Medical Device Regulation project in preparation for entering European markets.

Other Expenses decreased by $35, or 31.8%, to $75 for the three months ended March 31, 2024 from $110 for the three months ended March 31, 2023. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $2 and $29 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Liquidity and Capital Resources

Cash Flow (in thousands)

	March 31,	March 31,
	2024	2023
Net cash used in operating activities	$(1,092)	$(709)
Net cash provided by (used in) investing activities	(118)	397
Net cash provided by (used in) financing activities	929	(2)
Net increase (decrease) in cash and cash equivalents	(281)	(314)
Cash and cash equivalents at beginning of year	2,700	1,101
Cash and cash equivalent at end of quarter	$2,419	$787

As of March 31, 2024, we had $2,419 of cash and cash equivalents, compared to $2,700 of cash and cash equivalents at December 31, 2023. Net cash used in operating activities was $1,092 and $709 for the three months ended March 31, 2024 and 2023, respectively.

Net cash used in investing activities was $118 and net cash provided by $397 for the three months ended March 31, 2024 and 2023, respectively, consisting of the sales of marketable securities of $34 and the purchase of capital equipment of $152 for three months ended March 31, 2024 and consisting of the sales of marketable securities of $485 and purchases of capital equipment of $88 for three months ended March 31, 2023.

Net cash provided by financing activities for the three months ended March 31, 2024 was $929 consisting of net proceeds from the RDO of $946, offset by principal payments of notes payable of $8 and by principal payment on financing lease liability of $9. Net cash used in financing activities for March 31, 2023 was $2 is attributable to the principal payments of notes payable.

At March 31, 2024, current assets totaled $4,863 and current liabilities totaled $2,483, as compared to current assets totaling $5,052 and current liabilities totaling $2,549 at December 31, 2023. As a result, we had working capital of $2,380 at March 31, 2024, compared to a working capital of $2,503 at December 31, 2023. The change in the working capital as of March 31, 2024 is primarily attributable to the loss from operations of $871 and the net proceeds of $946 from the RDO.

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

We believe we have sufficient capital to maintain as a going concern due to the recent capital raise on February 14, 2024 (discussed further within Note 20). We believe we have sufficient cash and marketable securities to operate our business plan into 2025. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of our accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2024, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of March 31, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended March 31, 2024

The Company did not sell any unregistered securities during the three months ended March 31, 2024.

(b) Issuer Repurchases of Securities during the three months ended March 31, 2024

The Company did not repurchase any of its securities during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: May 13, 2024	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

