Form 10-K/A
period 2023-12-31
NEXGEL, INC.
filed 2024-06-13
CIK 1468929

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

As of April 10, 2024, the registrant had 6,227,624 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 to Form 10-K/A.

Auditor Name	Auditor Location	Auditor Firm Id
Turner, Stone & Company, L.L.P.	Dallas, Texas	76

EXPLANATORY NOTE

References to the “Company,” “NexGel,” “we,” “us,” and “our” refer to NexGel, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 10, 2024 (the “Original Report”). Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety to include management’s annual report on internal control over financial reporting as required by Item 308(a) of Regulation S-K, The Original Report, as amended by this Amendment, is referred to as the “Annual Report.”

The Company inadvertently failed to include management’s annual report on internal control over financial reporting in the Original Report. The omission of the disclosure had no impact on the consolidated financial statements and other disclosures contained in the Original Report. Management is aware of its responsibility for establishing adequate internal controls over financial reporting, had such internal controls in place at that time, and complied with the procedures established by the internal controls framework. The specific disclosure item was inadvertently omitted from the Original Report as we had previously relied on an exemption established by the SEC for newly public companies that allowed us to exclude management’s report on internal control over financial reporting.

Except as described above, no other changes have been made to the Original Report. The Annual Report continues to speak as of the original filing date of April 10, 2024. This Amendment is only being filed to revise Item 9A and does not change the previously reported financial statements or any of the other disclosures contained in the Original Report. The Company has not updated or amended any other disclosures contained therein to reflect any events which occurred after April 10, 2024, other than as expressly indicated in this Amendment. In addition, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

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

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Given we are neither an accelerated filer nor a large accelerated filer, we are not required to include an attestation report regarding the effectiveness of our internal controls over financial reporting of our independent registered public accounting firm in our Annual Report.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS.

The following documents are filed as part of this Amendment:

(1)	Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Report.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits listed in the Original Reports are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXGEL, INC.

Date: June 13, 2024	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: June 13, 2024	By:	/s/ Adam E. Drapczuk
Adam E. Drapczuk
Chief Financial Officer