Form 10-Q
period 2024-06-30
NEXGEL, INC.
filed 2024-08-19
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 13, 2024, the registrant had 6,324,266 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash	$1,069	$2,700
Accounts receivable, net	605	633
Inventory	1,446	1,319
Prepaid expenses and other current assets	468	400
Total current assets	3,588	5,052
Goodwill	1,128	1,128
Intangibles, net	855	326
Property and equipment, net	2,368	1,499
Operating lease - right of use asset	1,742	1,855
Other assets	95	95
Total assets	$9,776	$9,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,245	$1,233
Accrued expenses and other current liabilities	284	398
Deferred revenue	179	20
Current portion of note payable	87	80
Warrant liability	176	146
Contingent consideration liability	370	439
Financing lease liability, current portion	55	-
Operating lease liabilities, current portion	237	233
Total current liabilities	2,633	2,549
Operating lease liabilities, net of current portion	1,632	1,727
Financing lease liability, net of current portion	339	-
Notes payable, net of current portion	645	513
Total liabilities	5,249	4,789

Commitments and Contingencies (Note 16)

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 6,324,266 and 5,741,838 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	20,614	19,406
Accumulated deficit	(16,453)	(14,715)
Total NexGel stockholders’ equity	4,167	4,697
Non-controlling interest in joint venture	360	469
Total stockholders’ equity	4,527	5,166
Total liabilities and stockholders’ equity	$9,776	$9,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues, net	$1,440	$1,167	$2,706	$1,786

Cost of revenues	1,030	992	2,019	1,669

Gross profit	410	175	687	117

Operating expenses
Research and development	76	55	78	84
Selling, general and administrative	1,388	882	2,534	1,679
Total operating expenses	1,464	937	2,612	1,763

Loss from operations	(1,054)	(762)	(1,925)	(1,646)

Other income (expense)
Interest expense	(30)	(9)	(46)	(10)
Interest income	1	2	2	2
Loss on sale of assets	(4)	-	(4)	-
Other income	6	-	6	4
Gain on investments	23	116	57	124
Changes in fair value of warrant liability	79	11	26	77
Total other income, net	75	120	41	197
Loss before income taxes	(979)	(642)	(1,884)	(1,449)
Income tax expense	-	-	-	-
Net loss	$(979)	$(642)	(1,884)	(1,449)
Less: Income attributable to non-controlling interest in joint venture	94	(53)	146	(60)
Net loss attributable to NexGel stockholders	(885)	(695)	(1,738)	(1,509)
Net loss per common share - basic	$(0.14)	$(0.12)	(0.28)	(0.27)
Net loss per common share - diluted	$(0.14)	$(0.12)	(0.28)	(0.27)
Weighted average shares used in computing net loss per common share - basic	6,254,659	5,662,338	6,118,212	5,624,275
Weighted average shares used in computing net loss per common share – diluted	6,254,659	5,662,338	6,118,212	5,624,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Equity offering proceeds, net of expenses	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the equity offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(52)	(853)	(905)

Balance, March 31, 2024	6,227,624	$6	$20,350	$417	$(15,568)	$5,205

Share-based compensation and restricted stock vesting	1,750	—	55	—	—	55

Shares issued in acquisition	89,892	—	200	—	—	200

Issuance of shares for services	5,000	—	9	—	—	9

Non-controlling interest contribution	—	—	—	37	—	37

Net loss	—	—	—	(94)	(885)	(979)

Balance, June 30, 2024	6,324,266	$6	$20,614	$360	$(16,453)	$4,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(1,738)	$(1,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	(146)	60
Depreciation and amortization	144	68
Changes in ROU asset and operating lease liability	22	21
Share-based compensation and restricted stock vesting	118	53
Gain on investment in marketable securities	(57)	124
Changes in fair value of warrant liability	(26)	(77)

Changes in operating assets and liabilities:
Accounts receivable	28	(728)
Inventory	(127)	(577)
Prepaid expenses and other assets	(68)	(226)
Accounts payable	12	793
Accrued expenses and other current liabilities	(113)	—
Deferred revenue	159	72
Net Cash Used in Operating Activities	(1,792)	(1,926)

Investing Activities
Proceeds from sales of marketable securities	57	4,772
Capital expenditures	(361)	(253)
Net cash paid for Asset acquisition	(400)	-
Net Cash Provided by (Used in) Investing Activities	(704)	4,519

Financing Activities
Proceeds from equity offering, net of expenses	946	—
Investment by joint venture partner	37	—
Principal payment on financing lease liability	(22)	—
Change in contingent consideration liability	(69)	—
Principal payments of notes payable	(27)	(3)
Net Cash Provided by (Used in) Financing Activities	865	(3)
Net Decrease in Cash	(1,631)	2,590
Cash – Beginning of period	2,700	1,101
Cash – End of period	$1,069	$3,691
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$27	$—
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Shares issued in conjunction with asset acquisition	$200	$—
Property and equipment financed under notes payable	$165	$—
Property and equipment financed under financing leases	$416	$—
Property and equipment contributed as capital investment to JV	$—	$500
ROU asset and operating lease liabilities recognized upon consolidation of JV	$—	$334

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

On May 15, 2024, the Company purchased assets from Semmens Online Pty Ltd as Trustee for Semmens Business Trust (the “SG Seller”) related to the SG Seller’s eyeliner, fake eyelashes, lash growth serum and mascara business operating under the tradename “Silly George” (collectively, the “Silly George Business”).

On December 1, 2023, the Company purchased substantially all of the assets Olympus Trading Company, LLC (the “Kenkoderm Seller”) related to the Kenkoderm Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”).

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“JV”), CG Converting and Packaging, LLC (“CGN”), with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The JV is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

On January 6, 2023, the Company acquired a 50% interest in a newly formed JV (“Enigma”) to pursue branded consumer product retail opportunities and the development of new patch products. The JV agreement is effective January 6, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by Moiety.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its condensed consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned JV’s (see Note 5).

2. Going Concern

As of June 30, 2024, the Company had a cash balance of $1.1 million. For the six months ended June 30, 2024, the Company incurred a net loss of $1.7 million and had a net usage of cash in operating activities of $1.8 million. In addition, the Company had a working capital of $1.0 million as of June 30, 2024. Additionally, we believe we have sufficient cash to operate our business plan into 2025.

On August 8, 2024, the Company, entered into subscription agreements with investors, certain members of its board of directors for a registered direct offering (“RDO”) of the Company’s common stock. The RDO sold an aggregate 222,000 units at a price to the public of $5.00 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.25 per share. The gross proceeds to the Company from the RDO were $1.1 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes (discussed further within Note 19).

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

We have sufficient capital to maintain as a going concern due to the recent capital raises. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has two reportable segments - the NexGel segment and the “CGN” segment.

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania. The NexGel segment includes the Kenkoderm and Silly George recent acquisitions and the Enigma JV.

The “CGN” segment is comprised of the JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Cash

Cash is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Margin Line of Credit

The Company has a brokerage account through which it can buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2023, there was $245 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheet (see Note 11). The margin line credit line was repaid in January 2024 and there is no outstanding balance under the credit line as of June 30, 2024.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $18 thousand as of June 30, 2024 and $11 thousand as of December 31, 2023.

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

The inventory balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained at the Company’s warehouses and at fulfilment centers owned by Amazon, Walmart and CVS.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $10 thousand and $64 thousand of prepaid insurance, and $458 thousand and $336 thousand general prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023, respectively.

Other Assets

Other assets are recorded at historical costs, and as of June 30, 2024 and December 31, 2023, the balance is primarily comprised of spare parts for manufacturing equipment. Spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

Disaggregated revenue by sales type ($ in thousands):

	Three months ended
	June 30,
	2024	2023
Contract manufacturing	$425	$887
Custom and white label finished goods manufacturing	11	—
Branded consumer products	968	259
Other	36	21
Total	$1,440	$1,167

	Six months ended
	June 30,
	2024	2023
Contract manufacturing	$1,026	$1,267
Custom and white label finished goods manufacturing	42	4
Branded consumer products	1,585	493
Other	53	22
Total	$2,706	$1,786

As of June 30, 2024 and December 31, 2023, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $179 thousand and $20 thousand at June 30, 2024 and December 31, 2023, respectively, that the Company had not satisfied as of the end of the respective period.

The Company has four distinct lines of business; Contract Manufacturing, Custom and White Label, Branded Consumer Products, and Medical Devices/Other.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom and White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into saleable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the Company a small fee to develop a specific product. Once completed, the customer places a large order for newly developed product.

Branded Consumer Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names, which include Medagel, Lumagel Beauty, Kenkoderm and Silly George.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom and White Label and Branded Consumer Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

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

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended June 30, 2024 and 2023 is presented below.

For Quarter Ended June 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$78	$347	$425
Custom and White Label Finished Goods	11	-	11
Branded Consumer Products	968	-	968
Other income	33	3	36
Total revenue	1,090	350	1,440

Cost of sales	705	325	1,030
Operating expenses	1,322	142	1,464
Loss from operations	$(937)	$(117)	$(1,054)

For Quarter Ended June 30, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$291	$596	$887
Custom and White Label Finished Goods	-	-	-
Branded Consumer Products	259	-	259
Other income	18	3	21
Total revenue	568	599	1,167

Cost of sales	558	434	992
Operating expenses	884	53	937
Loss from operations	$(874)	$112	$(762)

For the Six Months Ended June 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$269	$757	$1,026
Custom and White Label Finished Goods	42	-	42
Branded Consumer Products	1,585	-	1,585
Other income	45	8	53
Total revenue	1,941	765	2,706

Cost of sales	1,348	671	2,019
Operating expenses	2,309	303	2,612
Loss from operations	$(1,716)	$(209)	$(1,925)

For the Six Months Ended June 30, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$479	$788	$1,267
Custom and White Label Finished Goods	4	-	4
Branded Consumer Products	493	-	493
Other income	19	3	22
Total revenue	995	791	1,786

Cost of sales	1,081	588	1,669
Operating expenses	1,677	86	1,763
Loss from operations	$(1,763)	$117	$(1,646)

As of June 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$1,026	$43	$1,069
Accounts receivable, net	111	494	605
Inventory	931	515	1,446
Prepaid expenses and other current assets	447	21	468
Total current assets	2,515	1,073	3,588

Goodwill	1,128	-	1,128
Intangibles, net	688	167	855
Property and equipment, net	852	1,516	2,368
Operating lease – right of use asset	1,444	298	1,742
Other assets	95	-	95
Total Assets	$6,722	$3,054	$9,776

Liabilities
Current liabilities:
Accounts payable	$578	$667	$1,245
Accrued expenses and other current liabilities	233	51	284
Deferred revenue	-	179	179
Current portion of note payable	12	75	87
Warrant liability	176	-	176
Contingent consideration liability	370	-	370
Financing lease liability, current portion	-	55	55
Operating lease liabilities, current portion	208	29	237
Total current liabilities	1,577	1,056	2,633

Financing lease liability, net of current portion	-	339	339
Operating lease liabilities, net of current portion	1,358	274	1,632
Notes payable, net of current portion	274	371	645
Total liabilities	$3,209	$2,040	$5,249

As of December 31, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$2,458	$242	$2,700
Accounts receivable, net	26	607	633
Inventory	622	697	1,319
Prepaid expenses and other current assets	312	88	400
Total current assets	3,418	1,634	5,052

Goodwill	1,128	-	1,128
Intangibles, net	122	204	326
Property and equipment, net	898	601	1,499
Operating lease – right of use asset	1,543	312	1,855
Other assets	95	-	95
Total Assets	$7,204	$2,751	$9,955

Liabilities
Current liabilities:
Accounts payable	$509	$724	$1,233
Accrued expenses and other current liabilities	137	261	398
Deferred revenue	20	-	20
Current portion of note payable	6	74	80
Warrant liability	146	-	146
Contingent consideration liability	439	-	439
Operating lease liability, current portion	207	26	233
Total current liabilities	1,464	1,085	2,549

Operating lease liability, net of current portion	1,438	289	1,727
Notes payable, net of current portion	272	241	513
Total liabilities	$3,174	$1,615	$4,789

5. Acquisition

Silly George Acquisition

On May 15, 2024, the Company entered into and closed a transaction related to an Asset Purchase Agreement dated May 15, 2024 (the “SG Purchase Agreement”) with Semmens Online Pty Ltd as Trustee for Semmens Business Trust, an Australian proprietary limited, whereby the Company purchased the Silly George Business. The Company believes the acquisition will be accretive and synergistic to its existing health and beauty customer product brands.

Under the terms of the Purchase Agreement and on the Closing Date, the Company paid the SG Seller a cash payment of $400,000 and issued $200,000 in shares of the Company’s common stock based on the 10-Day VWAP (as defined in the SG Purchase Agreement), or 89,892 of shares of the Company’s common Stock. Additionally, the Company shall pay the Seller a cash earn-out based on 20% of the Net Profit (as defined in the SG Purchase Agreement) related to the SG Assets for the fiscal quarterly period beginning June 30, 2024 and ending on June 30, 2028. Per the scope exception under ASC 815, the Company has not accrued the contingent consideration.

Provisional purchase consideration at preliminary fair value:
Purchase price	$600
Contingent consideration liability	-
Consideration paid	$600
Assets acquired and liabilities assumed at preliminary fair value
Trademark related intangibles	600
Net tangible assets acquired	$600

Kenkoderm Acquisition

On December 1, 2023, the Company closed a transaction related to an Asset Purchase Agreement dated November 30, 2023 with Olympus Trading Company, LLC, a Virginia limited liability company, whereby the Company purchased all assets related to the Kenkoderm Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”). The Company believes the Kenkoderm brand fits its health and wellness lines of product.

Under the terms of the Kenkoderm Purchase Agreement, the Company paid the Kenkoderm Seller a cash payment of $546,500 on December 1, 2023. Additionally, the Company shall pay the Kenkoderm Seller a cash earn-out of the same amount each quarter, payable in the subsequent month following quarter end, of $136,625, subject to adjustment. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Purchase Agreement.

The provisional fair value of the purchase consideration issued to the Kenkoderm Seller was allocated to the net tangible assets acquired. The Company accounted for the Kenkoderm acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and condensed consolidated with those of the Company. The fair value of the net assets acquired was approximately $169 thousand. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

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

Non-controlling Interest in Joint Venture – CGN

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

The JV is considered to be a VIE and we have consolidated the JV because we believe we are the primary beneficiary because we meet the Power and the Economics Criteria, as laid out in ASC 323.

The recorded assets acquired and liabilities assumed in connection with the formation of the JV based on their estimated fair values as of the March 1, 2023. The purchase price allocation is as follow ($ in thousands):

Purchase consideration at fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs contributed business	500
Consideration Paid	$1,000
Assets acquired and liabilities assumed at fair value
Cash contributed by the Company	500
Fixed assets	213
Product/technology related intangibles	217
Marketing related intangibles	70
Net tangible assets acquired	$1,000

Non-controlling Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed JV (“Enigma”) to pursue branded consumer product retail opportunities and the development of new patch products. The JV agreement is effective January 6, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by Moiety. As of June 30, 2024, the Company has contributed $20 thousand and $37 thousand has been contributed by the non-controlling interest portion of Enigma contributed business.

The JV is considered to be a VIE and we have consolidated the JV because we believe we are the primary beneficiary because we meet the Power and the Economics Criteria, as laid out in ASC 323.

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

The unaudited pro-forma condensed consolidated results of operations are presented for information purposes only. The unaudited pro-forma condensed consolidated results of operations are not intended to present actual results that would have been attained had the Kenkoderm and Silly George acquisitions and the CGN JV and Enigma JV been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods ($ in thousands except share and per share amounts):

	June 30,	June 30,
	2024	2023
Revenues, net	$3,280	$5,239
Net loss allocable to common shareholders	$(1,780)	$(980)
Net loss per share	$(0.29)	$(0.17)
Weighted average number of shares outstanding	6,208,104	5,714,167

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liabilities
2024 (Remainder of year)	$122
2025	245
2026	301
2027	315
2028	324
Thereafter	790
Total undiscounted operating lease payments	2,097
Less: Imputed interest	(228)
Present value of operating lease liabilities	$1,869
Weighted average remaining lease term	6.9 years
Weighted average discount rate	3.0%

Total operating lease expense for the six months ended June 30, 2024 and 2023, was $143 thousand and $136 thousand, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

June 30,
2024
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$122

7. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of June 30, 2024, $394 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at June 30, 2024.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of June 30, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2024 (Remainder of year)	$45
2025	90
2026	91
2027	91
2028	91
Thereafter	98
Total undiscounted operating lease payments `	506
Less: Imputed interest	(112)
Present value of operating lease liability	$394
Weighted average remaining lease term	5.6 years
Weighted average discount rate	9.1%

8. Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$945	$899
Work-in-progress	59	12
Finished goods	442	408
	1,446	1,319
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,446	$1,319

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

9. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2024	2023
Machinery and equipment	3 - 10	$1,378	$1,280
Office furniture and equipment	3 - 10	184	139
Leasehold improvements	6	664	419
Construction in progress	N/A	944	387
		3,170	2,225
Less: accumulated depreciation and amortization		(802)	(726)
Property and equipment, net		$2,368	$1,499

Depreciation expense for the six months ended June 30, 2024 and 2023 was $76 and $61, respectively.

10. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2024	2023
Product/Technology Related
Identifiable intangible assets, gross	3	$325	$325
Accumulated amortization		(142)	(98)
Product/technology related identifiable intangible assets, net		183	227
Marketing Related
Customer related intangible asset, gross	10	17	17
Tradename related intangible asset, gross	4	113	113
Trademark related intangibles	Indefinite	600	-
Accumulated amortization		(58)	(31)
Marketing related identifiable intangible assets, net		672	99
Total identifiable intangible assets, net		$855	$326

In connection with the May 29, 2020 acquisition of Sports Defense, the Company identified intangible assets of $55 thousand representing technology related and customer related intangibles.

In connection with the March 1, 2023 CGN JV, the Company identified intangible assets of $287 thousand representing technology related and customer related intangibles.

In connection with the December 1, 2023 acquisition of Kenkoderm, the Company identified intangible assets of $113 thousand representing technology related and customer related intangibles.

In connection with the May 15, 2024 acquisition of Silly George, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives. Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.5 years and amortization expense amounted to $72 and $4 thousand for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2024 (remainder of the year)	$48
2025	126
2026	64
2027	13
2028	2
Thereafter	2
Subtotal	255
Indefinite lived intangible assets subject to impairment	600
Total	$855

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2024	2023
Salaries, benefits, and incentive compensation	$98	$61
Margin line of credit	-	245
Other	186	92
Total accrued expenses and other current liabilities	$284	$398

12. Common Stock

At June 30, 2024, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	546,364
Warrants to purchase common stock	3,713,519
Restricted stock units	84,284

On June 6, 2024, Company issued 5,000 common shares to a consultant valued at $9 thousand.

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

Subject to certain ownership limitations, each of the warrants became exercisable on the Closing Date, with an exercise price of $4.00 per share and will expire five years after the Closing Date. The warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the warrants to or by the holder. The holder of a warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The net proceeds to the Company from the RDO were $0.9 million, after deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (A division of Cova Capital Partners, LLC) to act as the placement agent for the RDO. The Company paid the placement agent a cash fee of 6% of the aggregate gross proceeds in the RDO received from non-affiliates of the Company and 3% of the aggregate gross proceeds in the RDO received from affiliates of the Company. Additionally, on the Closing Date, the Company issued to the placement agent warrants exercisable for a period of five years to purchase up to 6% of the number of shares sold in this offering, or up to 27,725 shares, at a per share exercise price of $4.00.

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

The following table contains information about the 2019 Plan as of June 30, 2024:

	Awards	Awards		Awards
	Reserved for	Issued &	Awards	Available for
	Issuance	Outstanding	Exercised	Grant
2019 Plan(1)	871,429	607,551	19,541	244,337
Awards issued in excess of 2019 Plan(2)	-	70,623	48,401	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

The following table summarizes the Company’s incentive stock option activity and related information for the period ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2024	560,650	$2.350742	7.95
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	(14,286)	5.25	—
Outstanding at June 30, 2024	546,364	$2.274933	7.45
Exercisable at June 30, 2024	421,364	$1.733517	7.06

As of June 30, 2024 and 2023, vested outstanding stock options had $207 thousand and $129 thousand of intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of June 30, 2024, there were no unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

Restrictive stock awards

Effective as of January 1, 2024, the Company granted an aggregated restricted stock award of 22,222 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2023. The shares vested monthly from April 1, 2024 through December 31, 2024. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 22,222 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.25 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2024	64,562	$1.82
Granted	22,222	2.25
Exercised and converted to common shares	(2,000)	1.82
Forfeited	(1,750)	1.82
Outstanding at June 30, 2024	82,534	$1.93
Exercisable at June 30, 2024	35,595	$1.91

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $118 thousand and $53 thousand has been recorded for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $77 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2025.

Warrants

The following table shows a summary of common stock warrants through June 30, 2024:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2024	3,442,904	$5.414793	2.87
Granted	270,615	4.00	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2024	3,713,519	$5.311694	2.79
Exercisable at June 30, 2024	3,713,519	$5.311694	2.79

As of June 30, 2024 and 2023, vested outstanding warrants had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

14. Notes Payable

CGN JV Notes Payable

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $218 thousand and $231 thousand as of June 30, 2024 and December 31, 2023, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $228 thousand and $84 thousand as of June 30, 2024 and December 31, 2023, respectively.

NexGel

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of $545. The principal balance amounted to $11 thousand as of June 30, 2024.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $275 and $279 thousand as of June 30, 2024 and December 31, 2023, respectively.

The future annual principal amounts and accrued interest to be paid as of June 30, 2024 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2024	$49
2025	96
2026	96
2027	103
2028	111
Thereafter	277
Total	$732

15. Warrant Liability

On February 21, 2024, September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 27,725, 22,019, 34,285, 7,429, 7,286, 44,286, 35,714 and 114,286 warrants, respectively, as equity issuance consideration, in connection with equity offering of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business three years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the condensed consolidated statements of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2023	71,019		$146
Fair value at initial measurement date	27,725	$2.01	56
Change in fair value of warrant liability	-		(26)
Fair value as of year ended 6/30/2024	98,744		$176

The following assumptions were used to calculate the warrant liability for six months ended June 30, 2024 and 2023:

	2024	2023
Exercise price	$2.80 to $5.25	$0.49 - $5.25
Share price	$1.99 - $2.73	$1.28
Volatility	113.39% - 283.32%	137.02 - 287.87%
Risk-free interest rate	4.21% - 5.09%	3.81% - 4.74%
Dividend yield	0.0%	0.0%
Expected term	1.2 to 5.0 years	0.1 to 3.4 years

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

17. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues. Revenues from one customer that exceeded 10% of total revenues for the six months ended June 30, 2024, was 15%. The accounts receivable from the top customer was 58% as well as 14% from one other customer of the total accounts receivable as of June 30, 2024.

Revenues from two customers that exceeded 10% of total revenues for the six months ended June 30, 2023, were 40% and 14%. The accounts receivable from those top two customers were 0% and 22% as well as 13%, 15%, and 16% from three other customers of the total accounts receivable as of June 30, 2023.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of June 30, 2024, the Company did not have any balances that exceeded the FDIC insurance limit, however the Company had approximately $82 thousand in cash in non FDIC insured entities at June 30, 2024. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 for services as of June 30, 2024 and December 31, 2023, which is included in accounts payable in the accompanying condensed consolidated balance sheets.

19. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such events or transactions except as set forth below:

On August 8, 2024, the Company entered into subscription agreements with investors, certain members of its board of directors, and management for the sale by the Company of an aggregate of 222,000 units at a price to the public of $5.00 per unit (the “August Offering”), with each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “August Warrants”). The closing of the August Offering is subject to customary closing conditions and is expected to occur on or about August 14, 2024 (the “August Closing Date”). On or about the August Closing Date, the Company expects to issue 444,000 shares of common stock and issue August Warrants to purchase up to 222,000 shares of common stock

Subject to certain ownership limitations, each of the August Warrants will become exercisable on the August Closing Date, will have an exercise price of $4.25 per share and will expire five years after the August Closing Date. The August Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the August Warrants to or by the holder. The holder of an August Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

Certain members of the Company’s board of directors and management have agreed to purchase an aggregate of 27,000 units in the August Offering. In connection with the August Offering, the members of board of directors and management purchasing units in the August Offering have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of securities relating to the units for a period of 180 days following the date of the prospectus used in the August Offering.

The gross proceeds to the Company from the August Offering are expected to be approximately $1.110 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the August Warrants. The Company intends to use the net proceeds from the August Offering for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “Placement Agent”) for the August Offering. The Company agreed to pay the Placement Agent a cash fee of 8% of the aggregate gross proceeds in the August Offering received from non-affiliates of the Company and 4% of the aggregate gross proceeds in the August Offering received from affiliates of the Company. Additionally, and upon the closing of the August Offering, the Company agreed to issue to the Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in August Offering, or up to 33,360 shares, at a per share exercise price of $4.25.

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

Beginning in May 2024, the Company added the Silly George brand. Silly George is a beauty and cosmetics company focused on eyeliner, fake eyelashes, lash growth serum and mascara.

Joint Ventures

CGN

On March 1, 2023, the Company acquired a 50% interest in its newly formed JV for its converting and packaging business. The JV agreement is effective March 1, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by CG Labs.

Enigma Health

On January 6, 2023, the Company acquired a 50% interest in its newly formed JV to pursue branded consumer product retail opportunities and the development of new patch products. The JV agreement is effective January 6, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by Moiety.

Acquisitions

Kenkoderm

On December 1, 2023, we purchased substantially all of the assets of Olympus Trading Company, LLC (the “Kenkoderm Seller”) related to the Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”).

Under the terms of the Kenkoderm acquisition, the Company paid the Seller a cash payment of $546,500.

Additionally, the Company will pay the Kenkoderm Seller a cash earn-out of the same amount each quarter, payable in the subsequent month flowing quarter end, of $136,625, subject to adjustment. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Asset Purchase Agreement relating to the Kenkoderm acquisition.

Silly George

On May 15, 2024, the Company purchased assets from Semmens Online Pty Ltd as Trustee for Semmens Business Trust (the “SG Seller”) related to the SG Seller’s eyeliner, fake eyelashes, lash growth serum and mascara business operating under the tradename “Silly George” (collectively, the “Business”).

Under the terms of the Purchase Agreement and on the Closing Date, the Company paid the SG Seller a cash payment of $400,000 and issued $200,000 in shares of the Company’s common stock based on the 10-Day VWAP (as defined in the SG Purchase Agreement), or 89,892 of shares of the Company’s common Stock. Additionally, the Company shall pay the Seller a cash earn-out based on 20% of the Net Profit (as defined in the SG Purchase Agreement) related to the Business for the fiscal quarterly period beginning June 30, 2024 and ending on June 30, 2028.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in the accompanying condensed consolidated statements of operations for the comparison periods identified.

Comparison of the Three Months ended June 30, 2024 and 2023 ($ in thousands)

Revenues, net

For the three months ended June 30, 2024 revenues were $1,440 and increased by $273, or 23.4%, when compared to $1,167 for the three months ended June 30, 2023. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, including gross revenue from Silly George of $380 from May 15, 2024 through June 30, 2024, and partially offset by a decrease in contract manufacturing.

The Company has four distinct lines of business; Contract Manufacturing, Custom and White Label, Branded Consumer Products, and Medical Devices.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom and White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into saleable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the company a small fee to develop a specific product. Once completed, the customer places a large order for newly developed product.

Branded Consumer Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. These products carry the Company’s brand names.

Medical Devices

Medical Devices are a hybrid business, combining elements of Custom and White Label and Branded Consumer Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. The Company will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by the Company, but also be offered to a distributor to reach the full scale of the market.

Gross profit. Our gross profit was $410 for the three months ended June 30, 2024 compared to a gross profit of $175 thousand for the three months ended June 30, 2023. The increase of $235 in gross profit quarter over quarter was primarily due to the increase in branded consumer products. Gross profit was 28.5% for the three months ended June 30, 2024 compared to a gross profit of 15.0% for the three months ended June 30, 2023.

The components of cost of revenues are as follows for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended
	June 30,
	2024	2023
Cost of revenues
Materials and finished products	$676	$594
Share-based compensation	2	-
Compensation and benefits	154	163
Depreciation and amortization	29	21
Equipment, production and other expenses	169	214
Total cost of revenues	$1,030	$992

Cost of revenues increased by $38, or 3.8%, to $1,030 for the three months ended June 30, 2024, as compared to $992 for the three months ended June 30, 2023. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as both Silly George and Kenkoderm were acquired after the comparable 2023 time period.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended
	June 30,
	2024	2023
Selling, general and administrative expenses
Compensation and benefits	$252	$176
Share-based compensation	53	23
Depreciation and amortization	52	16
Advertising, marketing, and Amazon fees	442	166
Investor and shareholder services	88	140
Franchise tax and corporate insurance	22	63
Professional and consulting fees	401	246
Other expenses and professional fees	78	52
Total Selling, general and administrative expenses	$1,388	$882

Selling, general and administrative expenses increased by $506, or 57.4%, to $1,388 for the three months ended June 30, 2024, as compared to $882 for the three months ended June 30, 2023. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $76, or 43.2%, to $252 for the three months ended June 30, 2024, as compared to $176 for the three months ended June 30, 2023. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $30 or 130.4%, to $53 for the three months ended June 30, 2024, as compared to $23 for the three months ended June 30, 2023. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, Amazon fees increased by $276, or 166.3%, to $442 for the three months ended June 30, 2024, as compared to $166 for the three months ended June 30, 2023. The increase is due to the increased Amazon selling fees and an increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services decreased by $52 or 37.1%, to $88 for the three months ended June 30, 2024, as compared to $140 for the three months ended June 30, 2023. The decrease is due to a net reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $41, or 65.1%, to $22 for the three months ended June 30, 2024, as compared to $63 thousand for the three months ended June 30, 2023. In the prior year period, a non-recurring adjustment resulted in an increase in franchise taxes.

Professional and consulting fees increased by $155, or 63.0%, to $401 for the three months ended June 30, 2024, as compared to $246 for the three months ended June 30, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements and professional services related to branded consumer products.

Other Expenses increased by $26, or 50.0%, to $78 for the three months ended June 30, 2024 from $52 for the three months ended June 30 2023. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses increased by $21, or 38.2%, to $76 for the three months ended June 30, 2024 from $55 for the three months ended June 30, 2023. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Comparison of the Six Months ended June 30, 2024 and 2023 (in thousands)

Revenues, net

For the six months ended June 30, 2024, revenues were $2,706 and increased by $920, or 51.5%, when compared to $1,786 for the six months ended June 30, 2023. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, including gross revenue from Silly George of $380 from May 15, 2024 through June 30, 2024, and partially offset by a decrease in contract manufacturing.

Gross profit. Our gross profit was $687 for the six months ended June 30, 2024, compared to a gross profit of $117 for the six months ended June 30, 2023. The increase of $570 in gross profit recorded for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to increase in branded consumer products. Gross profit was approximately 25.4% for the six months ended June 30, 2024, compared to a gross profit of 6.6% for the six months ended June 30, 2023.

The components of cost of revenues are as follows for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cost of revenues
Materials and finished products	$1,287	$949
Share based compensation	5	-
Compensation and benefits	335	334
Depreciation and amortization	60	42
Equipment, production, and other expenses	332	344
Total cost of revenues	$2,019	$1,669

Cost of revenues increased by $350, or 21.0%, to $2,019 for the six months ended June 30, 2024, as compared to $1,669 for the six months ended June 30, 2023. The increase in cost of revenues pertains to an increase in materials and finished products. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as both Silly George and Kenkoderm were acquired after the comparable 2023 time period.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Selling, general, and administrative expenses
Compensation and benefits	$504	$321
Share-based compensation	104	42
Depreciation and amortization	83	26
Advertising, marketing, and Amazon fees	695	260
Investor and shareholder services	150	237
Franchise tax and corporate insurance	80	122
Professional and consulting fees	765	552
Other expenses	153	119
Total selling, general and administrative expenses	$2,534	$1,679

Selling, general, and administrative expenses increased by $855, or 50.9%, to $2,534 for the six months ended June 30, 2024, as compared to $1,679 for the six months ended June 30, 2023. The increase in selling, general, and administrative expenses is primarily attributable to increased Advertising, marketing and Amazon fees, which directly correlates to our growth in branded consumer products.

Compensation and benefits increased by $183, or 57.0%, to $504 for the six months ended June 30, 2023, as compared to $321 for the six months ended June 30, 2023. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $62, or 147.6%, to $104 for the six months ended June 30, 2024, as compared to $42 for the six months ended June 30, 2023. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, Amazon fees increased by $435 or 167.3%, to $695 for the six months ended June 30, 2024, as compared to $260 for the six months ended June 30, 2023. The increase is due to the increased Amazon selling fees and increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services decreased by $87 or 36.7%, to $150 for the six months ended June 30, 2024, as compared to $237 for the six months ended June 30, 2023. The decrease is due to a net reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $42 or 34.4%, to $80 for the six months ended June 30, 2024, as compared to $122 for the six months ended June 30, 2023. In the prior year period, a non-recurring adjustment resulted in an increase in franchise taxes.

Professional and consulting fees increased by $213 or 38.6% to $765 for the six months ended June 30, 2024, as compared to $552 for the six months ended June 30, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements and professional services related to branded consumer products.

Other expenses increased by $34, or 28.6%, to $153 for the six months ended June 30, 2024 from $119 for the six months ended June 30, 2023. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $6, or 7.1% to $78 for the six months ended June 30, 2024 from $84 for the six months ended June 30, 2023. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources

Cash Flow (in thousands)

	June 30,	June 30,
	2024	2023
Net cash used in operating activities	$(1,792)	$(1,926)
Net cash provided by (used in) investing activities	(704)	4,519
Net cash provided by (used in) financing activities	865	(3)
Net increase (decrease) in cash and cash equivalents	(1,631)	2,590
Cash and cash equivalents at beginning of year	2,700	1,101
Cash and cash equivalent at end of quarter	$1,069	$3,691

As of June 30, 2024, we had $1,069 of cash and cash equivalents, compared to $2,700 of cash and cash equivalents at December 31, 2023. Net cash used in operating activities was $1,792 and $1,926 for the six months ended June 30, 2024 and 2023, respectively.

Net cash used in investing activities was $704 and net cash provided by investing activities was $ 4,519 for the six months ended June 30, 2024 and 2023, respectively, consisting of the sales of marketable securities of $57, the purchase of capital equipment of $361 and the acquisition of $400 for six months ended June 30, 2024 and consisting of the sales of marketable securities of $4,772 and purchases of capital equipment of $253 for six months ended June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2024 was $865 consisting of net proceeds from the RDO of $946 and an investment of $37 by a joint venture partner, offset by principal payments of notes payable of $27, a change in contingent consideration liability of $69, and by principal payment on financing lease liability of $22. Net cash used in financing activities for June 30, 2023 was $3 is attributable to the principal payments of notes payable.

At June 30, 2024, current assets totaled $3,588 and current liabilities totaled $2,633 as compared to current assets totaling $5,052 and current liabilities totaling $2,549 at December 31, 2023. As a result, we had working capital of $955 at June 30, 2024, compared to a working capital of $2,503 at December 31, 2023. The change in the working capital as of June 30, 2024 is primarily attributable to the loss from operations of $1,925, cash paid for asset acquisition of $403, capital expenditures of $361, offset by net proceeds of $946 from the RDO.

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

We believe we have sufficient capital to maintain as a going concern due to the recent capital raise on August 8, 2024 (discussed further within Note 19). We believe we have sufficient cash and marketable securities to operate our business plan into 2025. We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalog of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Warrant Liability – Warrants to purchase common stock were issued in connection with equity financing raises which occurred during 2019 through 2024. The fair values of the warrants are estimated as of the date of issuance and again at each year end using a Black-Scholes option valuation model. At issuance, the fair value of the warrant is recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the statements of operations. The expected term of the awards granted are based on either the three-year or five-year contractual expiration date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2024, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective as of June 30, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the six months ended June 30, 2024

The Company did not sell any unregistered securities during the six months ended June 30, 2024.

(b) Issuer Repurchases of Securities during the six months ended June 30, 2024

The Company did not repurchase any of its securities during the six months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: August 19, 2024	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

