Form 10-Q
period 2024-09-30
NEXGEL, INC.
filed 2024-11-13
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 13, 2024, the registrant had 6,790,777 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash and cash equivalents	$1,059	$2,700
Accounts receivable, net	894	633
Inventory	1,778	1,319
Prepaid expenses and other current assets	879	400
Total current assets	4,610	5,052
Goodwill	1,124	1,128
Intangibles, net	839	326
Property and equipment, net	2,219	1,499
Operating lease - right of use asset	1,685	1,855
Other assets	95	95
Total assets	$10,572	$9,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,505	$1,233
Accrued expenses and other current liabilities	609	398
Deferred revenue	179	20
Current portion of note payable	83	80
Warrant liability	109	146
Contingent consideration liability	271	439
Financing lease liability, current portion	58	-
Operating lease liabilities, current portion	234	233
Total current liabilities	3,048	2,549
Operating lease liabilities, net of current portion	1,589	1,727
Financing lease liability, net of current portion	323	-
Notes payable, net of current portion	626	513
Total liabilities	5,586	4,789

Commitments and Contingencies (Note 16)

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 6,790,777 and 5,741,838 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	21,826	19,406
Accumulated deficit	(17,146)	(14,715)
Total NexGel stockholders’ equity	4,687	4,697
Non-controlling interest in joint venture	299	469
Total stockholders’ equity	4,986	5,166
Total liabilities and stockholders’ equity	$10,572	$9,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues, net	$2,940	$1,221	$5,647	$3,007

Cost of revenues	1,658	877	3,678	2,546

Gross profit	1,282	344	1,969	461

Operating expenses
Research and development	-	6	78	90
Selling, general and administrative	2,070	950	4,604	2,629
Total operating expenses	2,070	956	4,682	2,719

Loss from operations	(788)	(612)	(2,713)	(2,258)

Other income (expense)
Interest expense	(20)	(3)	(67)	(13)
Interest income	-	1	2	3
Other income	39	-	40	3
Gain on investments	5	44	62	168
Changes in fair value of warrant liability	10	18	37	96
Total other income, net	34	60	74	257
Loss before income taxes	(754)	(552)	(2,639)	(2,001)
Income tax expense	-	-	-	-
Net loss	$(754)	$(552)	$(2,639)	$(2,001)
Less: Loss (income) attributable to non-controlling interest in joint venture	61	2	208	(58)
Net loss attributable to NexGel stockholders	(693)	(550)	(2,431)	(2,059)
Net loss per common share - basic	$(0.11)	$(0.10)	$(0.39)	$(0.36)
Net loss per common share - diluted	$(0.11)	$(0.10)	$(0.39)	$(0.36)
Weighted average shares used in computing net loss per common share - basic	6,569,403	5,714,316	6,274,221	5,654,981
Weighted average shares used in computing net loss per common share – diluted	6,569,403	5,714,316	6,274,221	5,654,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Equity offering proceeds, net of expenses	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the equity offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(52)	(853)	(905)

Balance, March 31, 2024	6,227,624	$6	$20,350	$417	$(15,568)	$5,205

Share-based compensation and restricted stock vesting	1,750	—	55	—	—	55

Shares issued in acquisition	89,892	—	200	—	—	200

Issuance of shares for services	5,000	—	9	—	—	9

Non-controlling interest contribution	—	—	—	37	—	37

Net loss	—	—	—	(94)	(885)	(979)

Balance, June 30, 2024	6,324,266	$6	$20,614	$360	$(16,453)	$4,527

Share-based compensation and restricted stock vesting	22,511	—	154	—	—	154

Equity offering proceeds, net of expenses	444,000	1	1,002	—	—	1,003

Issuance of placement agent warrants in conjunction with the equity offering	—	—	56	—	—	56

Net loss	—	—	—	(61)	(693)	(754)

Balance, September 30, 2024	6,790,777	$7	$21,826	$299	$(17,146)	$4,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2023	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Restricted stock vesting	5,682	-	24	-	-	24

Exercise of warrants	30,430	-	-	-	-	-

Non-controlling interest in JV	-	-	-	500	-	500

Net income (loss)	-	-	-	7	(814)	(807)

Balance, March 31, 2023	5,614,028	$6	$19,213	$507	$(12,372)	$7,354

Stock-based compensation	-	-	29	-	-	29

Exercise of warrants	82,036	-	-	-	-	-

Net income (loss)	-	-	-	53	(695)	(642)

Balance, June 30, 2023	5,696,064	$6	$19,242	$560	$(13,067)	$6,741

Stock-based compensation	21,565	-	67	-	-	67

Net income (loss)	-	-	-	(2)	(550)	(552)

Balance, September 30, 2023	5,717,629	$6	$19,309	$558	$(13,617)	$6,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(2,431)	$(2,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	(208)	58
Depreciation and amortization	328	103
Changes in ROU asset and operating lease liability	31	33
Share-based compensation and restricted stock vesting	271	120
Gain on investment in marketable securities	(62)	168
Changes in fair value of warrant liability	(37)	(96)

Changes in operating assets and liabilities:
Accounts receivable	(261)	(936)
Inventory	(459)	(588)
Prepaid expenses and other assets	(479)	(227)
Accounts payable	272	808
Accrued expenses and other current liabilities	(132)	(67)
Deferred revenue	159	34
Net Cash Used in Operating Activities	(3,008)	(2,649)

Investing Activities
Proceeds from sales of marketable securities	62	5,340
Capital expenditures	(374)	(611)
Net cash paid for Asset acquisition	(400)	-
Net Cash (Used in) Provided by Investing Activities	(712)	4,729

Financing Activities
Proceeds from margin line of credit	345	89
Proceeds from Rights offering	1,950	—
Investment by joint venture partner	37
Principal payment on financing lease liability	(36)	—
Change in contingent consideration liability	(164)	—
Principal payments of notes payable	(53)	(4)
Net Cash Provided by Financing Activities	2,079	85
Net Decrease in Cash	(1,641)	2,165
Cash – Beginning of period	2,700	1,101
Cash – End of period	$1,059	$3,266
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$65	$7
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Shares issued in conjunction with asset acquisition	$200	$—
Property and equipment financed under notes payable	$165	$—
Property and equipment financed under financing leases	$416	$—
Property and equipment contributed as capital investment to JV	$—	$500
ROU asset and operating lease liabilities recognized upon consolidation of JV	$—	$334

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

On May 15, 2024, the Company purchased substantially all of the assets from Semmens Online Pty Ltd as Trustee for Semmens Business Trust (the “SG Seller”) related to the SG Seller’s eyeliner, fake eyelashes, lash serum and mascara business operating under the tradename “Silly George” (collectively, the “Silly George Business”).

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

2. Going Concern

As of September 30, 2024, the Company had a cash balance of $1.1 million. For the nine months ended September 30, 2024, the Company incurred a net loss of $2.4 million and had a net usage of cash in operating activities of $3.0 million. In addition, the Company had a working capital of $1.6 million as of September 30, 2024.

On November 11, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 363,636 units at a price to the public of $5.50 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “November Financing”). The November Financing is expected to close on or about November 13, 2024 with gross proceeds to the Company expected to be $2.0 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the RDO for working capital and for general corporate purposes (discussed further within Note 19).

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

We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media and online advertising and marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

The “CGN” segment is comprised of the CGN JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Margin Line of Credit

The Company has a brokerage account through which it can buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2024 and December 31, 2023, there was $345 thousand and $245 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying condensed consolidated balance sheet. The short-term credit line will be repaid upon the maturity of U.S. treasury bills of $0.8 million with an original maturity of three months or less which are included in cash within the accompanying consolidated balance sheet (see Note 11).

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $19 thousand as of September 30, 2024 and $11 thousand as of December 31, 2023.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $65 thousand and $64 thousand of prepaid insurance, and $814 thousand and $336 thousand general prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023, respectively.

Other Assets

Other assets are recorded at historical costs, and as of September 30, 2024 and December 31, 2023, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2024. The fair values of the warrants are estimated as of the date of issuance and again at each reporting period using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the condensed consolidated statements of operations.

Equity Classified Warrants

Warrants that meet all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity are presented within additional paid-in capital within Company’s condensed consolidated statements of changes in stockholders’ equity and condensed consolidated balance sheets. Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

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

The Company currently recognizes revenue predominately from three sources, contract manufacturing, custom and white label finished goods manufacturing (“Custom and white label”), and our branded consumer products. Contract manufacturing and Custom and white label revenues are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product. Branded consumer product revenue is derived from direct-to-consumer purchases through websites like Amazon and through our Shopify stores. Revenue is recognized upon shipment to the end customer.

The Company’s customers consist of other life sciences companies and Amazon retail customers. Revenues are predominately concentrated in the United States, but with the Silly George acquisition, have expanded into Europe and Asia. Payment terms, excluding branded consumer products, vary by the type and location of customer and may differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 60 days from date of shipment. Branded consumer products are purchased and paid for by the consumer at the time the transaction is completed.

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

Disaggregated revenue by sales type ($ in thousands):

	Three months ended
	September 30,
	2024	2023
Contract manufacturing	$864	$805
Custom and white label	-	5
Branded consumer products	1,930	356
Medical devices/other	146	55
Total	$2,940	$1,221

	Nine months ended
	September 30,
	2024	2023
Contract manufacturing	$1,890	$2,072
Custom and white label	42	10
Branded consumer products	3,515	850
Medical devices/other	200	75
Total	$5,647	$3,007

As of September 30, 2024 and December 31, 2023, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $179 and $20 at September 30, 2024 and December 31, 2023, respectively, that the Company had not satisfied as of the end of the respective period.

The Company has four distinct lines of business; Contract Manufacturing, Custom and White Label, Branded Consumer Products, and Medical Devices/Other.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this has been the Company’s primary source of revenue.

Custom and White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into saleable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the Company a small fee to develop a specific product. Once completed, the customer places a large order for newly developed product. Custom and white label revenue is recognized upon delivery of the finished product.

Branded Consumer Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. These products carry the Company’s brand names, which include Medagel, Lumagel Beauty, Kenkoderm and Silly George.

Medical Devices/Other

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

Other includes shipping and handling revenue from customers who purchase the Company’s branded consumer products through their Shopify stores. It also includes a small amount of freight revenue from contract manufacturing customers.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our condensed consolidated statements of operations in revenues and cost of revenues, respectively. The Company accounts for shipping activities, consisting of direct costs to ship products performed after the control passes to the customer. Shipping revenue and expense are primarily generated through the Amazon marketplace and Silly George direct customer sales.

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

Accounting Pronouncements Issued But Not Yet Adopted

In June 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05, Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. ASU 2023-05 will be effective for non-public entities for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the implications of this update on its accounting practices for joint ventures and expects it will enhance consistency and transparency in financial reporting, without a material impact on its financial position or results of operations.

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

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended September 30, 2024 and 2023 is presented below.

For Quarter Ended September 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$396	$468	$864
Custom and White Label Finished Goods	-	-	-
Branded Consumer Products	1,930	-	1,930
Other income	109	37	146
Total revenue	2,435	505	2,940

Cost of sales	1,155	503	1,658
Operating expenses	1,873	197	2,070
Loss from operations	$(593)	$(195)	$(788)

For Quarter Ended September 30, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$223	$582	$805
Custom and White Label Finished Goods	5	-	5
Branded Consumer Products	356	-	356
Other income	53	2	55
Total revenue	637	584	1,221

Cost of sales	444	433	877
Operating expenses	799	157	956
Loss from operations	$(606)	$(6)	$(612)

For the Nine Months Ended September 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$665	$1,225	$1,890
Custom and White Label Finished Goods	42	-	42
Branded Consumer Products	3,515	-	3,515
Other income	156	44	200
Total revenue	4,378	1,269	5,647

Cost of sales	2,504	1,174	3,678
Operating expenses	4,182	500	4,682
Loss from operations	$(2,308)	$(405)	$(2,713)

For the Nine Months Ended September 30, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract Manufacturing	$702	$1,370	$2,072
Custom and White Label Finished Goods	10	-	10
Branded Consumer Products	850	-	850
Other income	70	5	75
Total revenue	1,632	1,375	3,007

Cost of sales	1,525	1,021	2,546
Operating expenses	2,476	243	2,719
Loss from operations	$(2,369)	$111	$(2,258)

As of September 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$1,049	$10	$1,059
Accounts receivable, net	446	448	894
Inventory	1,186	592	1,778
Prepaid expenses and other current assets	860	19	879
Total current assets	3,541	1,069	4,610

Goodwill	1,124	-	1,124
Intangibles, net	694	145	839
Property and equipment, net	818	1,401	2,219
Operating lease – right of use asset	1,395	290	1,685
Other assets	95	-	95
Total Assets	$7,667	$2,905	$10,572

Liabilities
Current liabilities:
Accounts payable	$883	$622	$1,505
Accrued expenses and other current liabilities	583	26	609
Deferred revenue	-	179	179
Current portion of note payable	8	75	83
Warrant liability	109	-	109
Contingent consideration liability	271	-	271
Financing lease liability, current portion	-	58	58
Operating lease liabilities, current portion	208	26	234
Total current liabilities	2,062	986	3,048

Financing lease liability, net of current portion	-	323	323
Operating lease liabilities, net of current portion	1,318	271	1,589
Notes payable, net of current portion	275	351	626
Total liabilities	$3,655	$1,931	$5,586

As of December 31, 2023 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$2,458	$242	$2,700
Accounts receivable, net	26	607	633
Inventory	622	697	1,319
Prepaid expenses and other current assets	312	88	400
Total current assets	3,418	1,634	5,052

Goodwill	1,128	-	1,128
Intangibles, net	122	204	326
Property and equipment, net	898	601	1,499
Operating lease – right of use asset	1,543	312	1,855
Other assets	95	-	95
Total Assets	$7,204	$2,751	$9,955

Liabilities
Current liabilities:
Accounts payable	$509	$724	$1,233
Accrued expenses and other current liabilities	137	261	398
Deferred revenue	20	-	20
Current portion of note payable	6	74	80
Warrant liability	146	-	146
Contingent consideration liability	439	-	439
Operating lease liability, current portion	207	26	233
Total current liabilities	1,464	1,085	2,549

Operating lease liability, net of current portion	1,438	289	1,727
Notes payable, net of current portion	272	241	513
Total liabilities	$3,174	$1,615	$4,789

5. Acquisition

Silly George Acquisition

On May 15, 2024, the Company entered into and closed a transaction related to an Asset Purchase Agreement dated May 15, 2024 (the “SG Purchase Agreement”) with Semmens Online Pty Ltd as Trustee for Semmens Business Trust, an Australian proprietary limited company (the “SG Seller”), whereby the Company purchased the Silly George assets. The Company believes the Silly George assets will be accretive and synergistic to its existing health and beauty customer product brands.

Under the terms of the SG Purchase Agreement and on the Closing Date, the Company paid the SG Seller a cash payment of $400,000 and issued $200,000 in shares of the Company’s common stock based on the 10-Day VWAP (as defined in the SG Purchase Agreement), or 89,892 of shares of the Company’s common Stock. Additionally, the Company will pay the Seller a cash earn-out based on 20% of the Net Profit (as defined in the SG Purchase Agreement) related to the Silly George assets for the fiscal quarterly period beginning June 30, 2024 and ending on June 30, 2028. Per the scope exception under ASC 815, the Company has not accrued the contingent consideration.

Provisional purchase consideration at preliminary fair value:
Purchase price	$600
Contingent consideration liability	-
Consideration paid	$600
Trademark related intangibles	600
Intangible assets acquired	$600

Kenkoderm Acquisition

On December 1, 2023, the Company closed a transaction related to an Asset Purchase Agreement dated November 30, 2023 (the Kenkoderm Purchase Agreement”) with Olympus Trading Company, LLC, a Virginia limited liability company, whereby the Company purchased all assets related to the Kenkoderm Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”). The Company believes the Kenkoderm brand fits its health and wellness lines of product.

Under the terms of the Kenkoderm Purchase Agreement, the Company paid the Kenkoderm Seller a cash payment of $547 thousand on December 1, 2023. Additionally, the Company will pay the Kenkoderm Seller a cash earn-out of the same amount each quarter, payable in the subsequent month following quarter end, of $137 thousand, subject to adjustment. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Kenkoderm Purchase Agreement.

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

The table below shows a preliminary analysis for the Kenkoderm acquisition ($ in thousands):

Provisional purchase consideration at preliminary fair value:
Purchase price	$547
Contingent consideration liability	435
Amount of consideration	$982
Assets acquired and liabilities assumed at preliminary fair value
Inventory	$56
Product/technology related intangibles	77
Marketing related intangibles	36
Net tangible assets acquired	$169

Total net assets acquired	$169
Consideration paid	982
Preliminary goodwill	$813

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

Under the terms of the Purchase Agreement, the purchase price paid to the Sellers was an aggregate of $375 thousand (the “Sports Defense Purchase Price”) which was paid by the Company through the issuance of an aggregate of 9,375,000 shares of the Company’s common stock, par value $0.001 (the “Shares”), which equates to a per share purchase price of $0.04. The Shares are “restricted securities” as such term is defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

Adam Levy, the Company’s Chief Executive Officer and Chief Financial Officer, and Nachum Stein, a member of the Company’s Board of Directors (the “Board”), were each members of Sport Defense and part of the Sellers. Mr. Levy received 1,546,875 of the Shares and Mr. Stein received 3,187,500 of the Shares. Due to the potential conflict of interest that existed because of Messrs. Levy and Stein’s partial ownership of Sport Defense, the Board obtained an independent investment bank to prepare a valuation report with respect to Sport Defense. This valuation report supported the Sports Defense Purchase Price. Also, Mr. Stein recused himself from the vote of the Board regarding the approval to purchase Sport Defense.

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

The table below shows an analysis for the Sports Defense acquisition:

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

The Company recorded assets acquired and liabilities assumed in connection with the formation of the JV based on their estimated fair values as of the March 1, 2023. The purchase price allocation is as follow ($ in thousands):

Purchase consideration at fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs contributed business	500
Consideration Paid	$1,000
Assets acquired and liabilities assumed at fair value
Cash contributed by the Company	500
Fixed assets	213
Product/technology related intangibles	217
Marketing related intangibles	70
Net tangible assets acquired	$1,000

Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed JV (“Enigma”) to pursue branded consumer product retail opportunities and the development of new patch products. The JV agreement is effective January 6, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by Moiety. As of September 30, 2024, the Company has contributed $20 thousand and $37 thousand has been contributed by the non-controlling interest portion of Enigma contributed business.

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

	September 30,	September 30,
	2024	2023
Revenues, net	$3,280	$6,638
Net loss allocable to common shareholders	$(1,780)	$(895)
Net loss per share	$(0.28)	$(0.16)
Weighted average number of shares outstanding	6,274,221	5,744,873

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liabilities
2024 (Remainder of year)	$61
2025	245
2026	301
2027	315
2028	324
Thereafter	791
Total undiscounted operating lease payments	2,037
Less: Imputed interest	(214)
Present value of operating lease liabilities	$1,823
Weighted average remaining lease term	6.8 years
Weighted average discount rate	3.0%

Total operating lease expense for the nine months ended September 30, 2024 and 2023, was $183 thousand and $197 thousand, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

September 30,
2024
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$214

7. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of September 30, 2024, $417 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at September 30, 2024.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of September 30, 2024 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2024 (Remainder of year)	$22
2025	90
2026	90
2027	91
2028	91
Thereafter	98
Total undiscounted financing lease payments `	482
Less: Imputed interest	(101)
Present value of financing lease liability	$381
Weighted average remaining lease term	5.3 years
Weighted average discount rate	9.1%

8. Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,006	$899
Work-in-progress	76	12
Finished goods	696	408
	1,778	1,319
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,778	$1,319

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

9. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2024	2023
Machinery and equipment	3 - 10	$1,468	$1,280
Office furniture and equipment	3 - 10	184	139
Leasehold improvements	6	459	419
Construction in progress	N/A	951	387
		3,062	2,225
Less: accumulated depreciation and amortization		(843)	(726)
Property and equipment, net		$2,219	$1,499

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $240 and $95, respectively.

10. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2024	2023
Product/Technology Related
Identifiable intangible assets, gross	3	$325	$325
Accumulated amortization		(166)	(98)
Product/technology related identifiable intangible assets, net		159	227
Marketing Related
Customer related intangible asset, gross	10	17	17
Tradename related intangible asset, gross	4	113	113
Trademark related intangibles	Indefinite	600	-
Accumulated amortization		(50)	(31)
Marketing related identifiable intangible assets, net		680	99
Total identifiable intangible assets, net		$839	$326

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

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.2 years and amortization expense amounted to $88 thousand and $4 thousand for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2024 (remainder of the year)	$32
2025	126
2026	64
2027	13
2028	2
Thereafter	2
Subtotal	239
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$839

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2024	2023
Salaries, benefits, and incentive compensation	$130	$61
Margin line of credit	345	245
Other	134	92
Total accrued expenses and other current liabilities	$609	$398

12. Common Stock

At September 30, 2024, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	704,708
Warrants to purchase common stock	4,356,629
Restricted stock units	97,596

On August 8, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 222,000 units at a price to the public of $5.00 per unit (the “August Financing”), with each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “August Warrants”). The closing of the August Offering occurred August 23, 2024 (the “August Closing Date”). On the August Closing Date, the Company issued 444,000 shares of common stock and issued August Warrants to purchase up to 222,000 shares of common stock.

Subject to certain ownership limitations, each of the August Warrants will became exercisable on the August Closing Date and will expire five years after the August Closing Date. The August Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the August Warrants to or by the holder. The holder of an August Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The net proceeds to the Company from the August Offering were approximately $1.1 million, after deducting the placement agent’s fees and other estimated offering expenses payable by the Company. The Company has and intends to continue to use the net proceeds from the August Offering for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “August Placement Agent”) for the August Offering. The Company agreed to pay the August Placement Agent a cash fee of 8% of the aggregate gross proceeds in the August Offering received from non-affiliates of the Company and 4% of the aggregate gross proceeds in the August Offering received from affiliates of the Company. Additionally, and upon the closing of the August Offering, the Company agreed to issue to the August Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in August Offering, or up to 33,360 shares, at a per share exercise price of $4.25.

On June 6, 2024, Company issued 5,000 common shares to a consultant valued at $9 thousand.

On February 15, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 242,891 units at a price to the public of $4.22 per unit (the “February Offering”), with each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.00 per share (the “February Warrants”). The closing of the February Offering occurred on March 1, 2024 (the “February Closing Date”). On the February Closing Date, the Company issued 485,782 shares of common stock and issued February Warrants to purchase up to 242,891 shares of common stock.

 Subject to certain ownership limitations, each of the February Warrants became exercisable on the February Closing Date and will expire five years after the February Closing Date. The warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the warrants to or by the holder. The holder of a warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The net proceeds to the Company from the February Offering were $0.9 million, after deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company has and intends to continue to use the net proceeds from the February Offering RDO for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (A division of Cova Capital Partners, LLC) (the “February Placement Agent”) to act as the placement agent for the February Offering. The Company paid the February Placement Agent a cash fee of 6% of the aggregate gross proceeds in the February Offering received from non-affiliates of the Company and 3% of the aggregate gross proceeds in the February Offering received from affiliates of the Company. Additionally, on the February Closing Date, the Company issued to the February Placement Agent warrants exercisable for a period of five years to purchase up to 6% of the number of shares sold in this offering, or up to 27,725 shares, at a per share exercise price of $4.00.

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

On March 23, 2023, the Board approved an additional 300,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 871,429 of which 827,379 shares have already been awarded or exercised. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of September 30, 2024:

	Awards	Awards		Awards
	Reserved for	Issued &	Awards	Available for
	Issuance	Outstanding	Exercised	Grant
2019 Plan(1)	871,429	779,452	47,927	44,050
Awards issued in excess of 2019 Plan(2)	-	70,623	48,401	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

The following table summarizes the Company’s incentive stock option activity and related information for the period ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2024	560,650	$2.350742	7.95
Granted	172,000	2.683140	10.00
Exercised	(6,823)	1.40	—
Forfeited	—	—	—
Cancelled	(7,463)	1.40	—
Expired	(14,286)	5.25	—
Outstanding at September 30, 2024	704,708	$2.392407	7.45
Exercisable at September 30, 2024	444,078	$1.821620	6.84

As of September 30, 2024 and 2023, vested outstanding stock options had $428 thousand and $282 thousand of intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of September 30, 2024, there were $255 thousand of unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

Restrictive stock awards

Effective as of January 1, 2024, the Company granted an aggregated restricted stock award of 22,222 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2023. The shares vest monthly from April 1, 2024 through December 31, 2024. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 22,222 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.25 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2024	64,562	$1.82
Granted	57,972	2.46
Exercised and converted to common shares	(23,188)	2.03
Forfeited	(1,750)	1.82
Outstanding at September 30, 2024	97,596	$2.13
Exercisable at September 30, 2024	33,890	$2.17

Compensation expense will be recognized ratable over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. Stock based compensation of $271 thousand and $120 thousand has been recorded for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $53 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2025.

Warrants

The following table shows a summary of common stock warrants through September 30, 2024:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2024 (originally reported)	3,442,904	$5.414793	2.87
Warrants – 2021 IPO(1)	387,750	5.50	2.99
Outstanding at January 1, 2024 (corrected)	3,830,654	5.423418	2.88
Granted	525,973	4.12	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at September 30, 2024	4,356,629	$5.266223	2.43
Exercisable at September 30, 2024	4,356,629	$5.266223	2.43

(1)	The warrants outstanding have been corrected to reflect 387,750 additional warrants related to the December 27, 2021 unit offering not previously included in the prior year warrant schedule.

As of September 30, 2024 and 2023, vested outstanding warrants had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

14. Notes Payable

CGN JV Notes Payable

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $208 thousand and $231 thousand as of September 30, 2024 and December 31, 2023, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $218 thousand and $84 thousand as of September 30, 2024 and December 31, 2023, respectively.

NexGel

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1. The principal balance amounted to $9 thousand as of September 30, 2024.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $273 and $279 thousand as of September 30, 2024 and December 31, 2023, respectively.

The future annual principal amounts and accrued interest to be paid as of September 30, 2024 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2024	$26
2025	96
2026	96
2027	103
2028	111
Thereafter	277
Total	$709

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2023	71,019		$146
Change in fair value of warrant liability	-		(37)
Fair value as of year ended 9/30/2024	71,019		$109

The following assumptions were used to calculate the warrant liability for nine months ended September 30, 2024 and 2023:

	2024	2023
Exercise price	$2.80 to $5.25	$0.49 - $5.25
Share price	$1.99 - $2.73	$1.28
Volatility	105.98% - 542.65%	137.02% - 287.87%
Risk-free interest rate	3.58% - 5.09%	3.81% - 4.74%
Dividend yield	0.0%	0.0%
Expected term	1.0 to 5.0 years	0.1 to 3.4 years

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

Revenues from one customer that exceeded 10% of total revenues for the nine months ended September 30, 2024, was 10%. The accounts receivable from the top customer was 25% as well as 10%, 13% and 23% from three other customers of the total accounts receivable as of September 30, 2024.

Revenues from three customers that exceeded 10% of total revenues for the nine months ended September 30, 2023, were 20%, 11% and 10%. The accounts receivable from those top three customers were 0% and 23% and 0% as well as 15%, 18%, and 13% from three other customers of the total accounts receivable as of September 30, 2023.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of September 30, 2024, the Company did not have any balances that exceeded the FDIC insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, has an outstanding balance due of $25,000 for services as of December 31, 2023, which is included in accounts payable in the accompanying condensed consolidated balance sheets. The balance was repaid in August 2024.

19. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements, noting no such events or transactions except as set forth below:

On November 11, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 363,636 units at a price to the public of $5.50 per unit (the “November Financing”), with each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “November Warrants”). The closing of the November Financing is expected to occur on or about November 13, 2024 (the “November Closing Date”). On or about the November Closing Date, the Company expects to issue 727,272 shares of common stock and issue November Warrants to purchase up to 363,636 shares of common stock

Subject to certain ownership limitations, each of the November Warrants will become exercisable on the November Closing Date and will expire five years after the November Closing Date. The November Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the November Warrants to or by the holder. The holder of an November Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

Certain members of the Company’s board of directors and management have agreed to purchase an aggregate of 19,659 units in the November Financing. In connection with the November Financing, the members of board of directors and management purchasing units in the November Financing have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of securities relating to the units for a period of 180 days following the date of the prospectus used in the November Financing.

The gross proceeds to the Company from the November Financing are expected to be approximately $2.0 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the November Warrants. The Company intends to use the net proceeds from the November Financing for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “November Placement Agent”) for the November Financing. The Company agreed to pay the November Placement Agent a cash fee of 8% of the aggregate gross proceeds in the November Financing received from non-affiliates of the Company and 4% of the aggregate gross proceeds in the November Financing received from affiliates of the Company. Additionally, and upon the closing of the November Financing, the Company agreed to issue to the November Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in November Financing, or up to 58,182 shares, at a per share exercise price of $4.25.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described elsewhere in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2024. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

From 2019 through November 2023, we only manufactured high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

On March 1, 2023, the Company acquired a 50% interest in a newly formed JV for its converting and packaging business. The new JV expands the Company’s offerings, allowing it to reach more customers with a variety of gel shapes and sizes. The Company had limited converting and packaging operations in its Langhorne Facility, making a JV to expand capacity an attractive opportunity.

Beginning in December 2023, the Company expanded their product portfolio to include the Kenkoderm brand. Kenkoderm is a skincare line focused on reducing symptoms associated with psoriasis. Kenkoderm products do not utilize our gel technology and are manufactured by third parties. This marks the first time the company expanded its product portfolio to include products unrelated to its core gel technology.

Beginning in May 2024, the Company added the Silly George brand. Silly George is a beauty and cosmetics company focused on eyeliner, fake eyelashes, lash serum and mascara. Similar to Kenkoderm, Silly George products are purchased and resold from third party manufacturers. This second acquisition further expanded the Company’s retail sales presence in products unrelated to its core gel technology.

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

 Silly George

On May 15, 2024, the Company purchased substantially all of the assets from Semmens Online Pty Ltd as Trustee for Semmens Business Trust related to the SG Seller’s eyeliner, fake eyelashes, lash serum and mascara business operating under the tradename “Silly George”.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in the accompanying condensed consolidated statements of operations for the comparison periods identified.

Comparison of the Three Months ended September 30, 2024 and 2023 ($ in thousands)

Revenues, net

For the three months ended September 30, 2024 revenues were $2,940 and increased by $1,719, or 140.8%, when compared to $1,221 for the three months ended September 30, 2023. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, including gross revenue from Silly George of $1,373 for the three months ending September 30, 2024, and partially offset by a decrease in contract manufacturing.

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

Medical Devices/Other

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

Other includes freight charged to customers who purchase the Company’s branded consumer products through their Shopify stores.

Gross profit. Our gross profit was $1,282 thousand for the three months ended September 30, 2024 compared to a gross profit of $344 thousand for the three months ended September 30, 2023. The increase of $938 in gross profit quarter over quarter was primarily due to the increase in branded consumer products. Gross profit was 43.6% for the three months ended September 30, 2024 compared to a gross profit of 28.2% for the three months ended September 30, 2023.

The components of cost of revenues are as follows for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended
	September 30,
	2024	2023
Cost of revenues
Materials and finished products	$1,250	$593
Share-based compensation	10	11
Compensation and benefits	97	51
Depreciation and amortization	157	32
Equipment, production and other expenses	144	190
Total cost of revenues	$1,658	$877

Cost of revenues increased by $781, or 89.1%, to $1,658 for the three months ended September 30, 2024, as compared to $877 for the three months ended September 30, 2023. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as both Silly George and Kenkoderm were acquired after the comparable 2023 time period.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended
	September 30,
	2024	2023
Selling, general and administrative expenses
Compensation and benefits	$239	$169
Share-based compensation	143	66
Depreciation and amortization	27	5
Advertising, marketing, and Amazon fees	997	178
Investor and shareholder services	47	86
Franchise tax and corporate insurance	38	52
Professional and consulting fees	375	271
Other expenses and professional fees	204	123
Total Selling, general and administrative expenses	$2,070	$950

Selling, general and administrative expenses increased by $1,120, or 117.9%, to $2,070 for the three months ended September 30, 2024, as compared to $950 for the three months ended September 30, 2023. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $70, or 41.4%, to $239 for the three months ended September 30, 2024, as compared to $169 for the three months ended September 30, 2023. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $77 or 116.7%, to $143 for the three months ended September 30, 2024, as compared to $66 for the three months ended September 30, 2023. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, Amazon fees increased by $819, or 460.1%, to $997 for the three months ended September 30, 2024, as compared to $178 for the three months ended September 30, 2023. The increase is due to the increased Amazon selling fees and an increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services decreased by $39 or 45.3%, to $47 for the three months ended September 30, 2024, as compared to $86 for the three months ended September 30, 2023. The decrease is due to a net reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $14, or 26.9%, to $38 for the three months ended September 30, 2024, as compared to $52 thousand for the three months ended September 30, 2023. In the prior year period, a non-recurring adjustment resulted in an increase in franchise taxes.

Professional and consulting fees increased by $104, or 38.4%, to $375 for the three months ended September 30, 2024, as compared to $271 for the three months ended September 30, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements and professional services related to branded consumer products.

Other Expenses increased by $81, or 65.9%, to $204 for the three months ended September 30, 2024 from $123 for the three months ended September 30 2023. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $6, or 100%, to $0 for the three months ended September 30, 2024 from $6 for the three months ended September 30, 2023. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Comparison of the Nine Months ended September 30, 2024 and 2023 (in thousands)

Revenues, net

For the nine months ended September 30, 2024, revenues were $5,647 and increased by $2,640, or 87.8%, when compared to $3,007 for the nine months ended September 30, 2023. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, including gross revenue from Silly George of $1,753 from May 15, 2024 through September 30, 2024, and partially offset by a decrease in contract manufacturing.

Gross profit. Our gross profit was $1,969 for the nine months ended September 30, 2024, compared to a gross profit of $461 for the nine months ended September 30, 2023. The increase of $1,508 in gross profit recorded for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to increase in branded consumer products. Gross profit was approximately 34.9% for the nine months ended September 30, 2024, compared to a gross profit of 15.3% for the nine months ended September 30, 2023.

The components of cost of revenues are as follows for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cost of revenues
Materials and finished products	$2,537	$1,542
Share based compensation	15	11
Compensation and benefits	432	385
Depreciation and amortization	218	73
Equipment, production, and other expenses	476	535
Total cost of revenues	$3,678	$2,546

Cost of revenues increased by $1,132, or 44.5%, to $3,678 for the nine months ended September 30, 2024, as compared to $2,546 for the nine months ended September 30, 2023. The increase in cost of revenues pertains to an increase in materials and finished products. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as both Silly George and Kenkoderm were acquired after the comparable 2023 time period.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Selling, general, and administrative expenses
Compensation and benefits	$743	$490
Share-based compensation	246	109
Depreciation and amortization	110	32
Advertising, marketing, and Amazon fees	1,693	438
Investor and shareholder services	197	323
Franchise tax and corporate insurance	118	174
Professional and consulting fees	1,140	823
Other expenses	357	240
Total selling, general and administrative expenses	$4,604	$2,629

Selling, general, and administrative expenses increased by $1,975 or 75.1%, to $4,604 for the nine months ended September 30, 2024, as compared to $2,629 for the nine months ended September 30, 2023. The increase in selling, general, and administrative expenses is primarily attributable to increased Advertising, marketing and Amazon fees, which directly correlates to our growth in branded consumer products.

Compensation and benefits increased by $253, or 51.6%, to $743 for the nine months ended September 30, 2024, as compared to $490 for the nine months ended September 30, 2023. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $137, or 125.7%, to $246 for the nine months ended September 30, 2024, as compared to $109 for the nine months ended September 30, 2023. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, Amazon fees increased by $1,255 or 286.5%, to $1,693 for the nine months ended September 30, 2024, as compared to $438 for the nine months ended September 30, 2023. The increase is due to the increased Amazon selling fees and increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services decreased by $126 or 39.0%, to $197 for the nine months ended September 30, 2024, compared to $323 for the nine months ended September 30, 2023. The decrease is due to a net reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $56 or 32.2%, to $118 for the nine months ended September 30, 2024, as compared to $174 for the nine months ended September 30, 2023. In the prior year period, a non-recurring adjustment resulted in an increase in franchise taxes.

Professional and consulting fees increased by $317 or 38.5% to $1,140 for the nine months ended September 30, 2024, as compared to $823 for the nine months ended September 30, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements and professional services related to branded consumer products.

Other expenses increased by $117, or 48.8%, to $357 for the nine months ended September 30, 2024 from $240 for the nine months ended September 30, 2023. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $12, or 13.3% to $78 for the nine months ended September 30, 2024 from $90 for the nine months ended September 30, 2023. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources

Cash Flow (in thousands)

	September 30,	September 30,
	2024	2023
Net cash used in operating activities	$(3,008)	$(2,649)
Net cash provided by (used in) investing activities	(712)	4,729
Net cash provided by financing activities	2,079	85
Net increase (decrease) in cash and cash equivalents	(1,641)	2,165
Cash and cash equivalents at beginning of year	2,700	1,101
Cash and cash equivalent at end of quarter	$1,059	$3,266

As of September 30, 2024, we had $1,059 of cash and cash equivalents, compared to $2,700 of cash and cash equivalents at December 31, 2023. Net cash used in operating activities was $3,008 and $2,649 for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in investing activities was $712 and net cash provided by investing activities was $4,729 for the nine months ended September 30, 2024 and 2023, respectively, consisting of the sales of marketable securities of $62, the purchase of capital equipment of $374 and the Silly George acquisition of $400 for nine months ended September 30, 2024 and consisting of the sales of marketable securities of $5,340 and purchases of capital equipment of $611 for nine months ended September 30, 2023.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,079 consisting of net proceeds from the February Offering and August Offering of $1,950, an investment of $37 by a joint venture partner, and from the margin line of credit of $345, offset by principal payments of notes payable of $36, a change in contingent consideration liability of $164, and by principal payment on financing lease liability of $53. Net cash used in financing activities for the nine months ended September 30, 2023 was attributable to the proceeds from the margin line of credit of $89 thousand and principal payments of notes payable and convertible notes of $4.

At September 30, 2024, current assets totaled $4,610 and current liabilities totaled $3,048 as compared to current assets totaling $5,052 and current liabilities totaling $2,549 at December 31, 2023. As a result, we had working capital of $1,562 at September 30, 2024, compared to a working capital of $2,503 at December 31, 2023. The change in the working capital as of September 30, 2024 is primarily attributable to the loss from operations of $2,713, cash paid for asset acquisition of $400, capital expenditures of $374, offset by net proceeds of $1,950 from the February Offering and August Offering.

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

Our recent capital raise expected to close on or about November 13, 2024 provides working capital necessary to continue our strategic objectives (discussed further within Note 19). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2024, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective as of September, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the nine months ended September 30, 2024

The Company did not sell any unregistered securities during the nine months ended September 30, 2024.

(b) Issuer Repurchases of Securities during the six months ended September 30, 2024

The Company did not repurchase any of its securities during the nine months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On September 23, 2024, Scott R. Henry, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to 21,000 shares of our common stock. The plan will terminate on September 20, 2025, subject to early termination for certain specified events set forth in the plan.

On September 24, 2024, Adam R. Levy, our Chief Executive Officer and a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to 32,000 shares of our common stock. The plan will terminate on September 24, 2025, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: November 13, 2024	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Adam E. Drapczuk III
	Name:	Adam E. Drapczuk III
	Title:	Chief Financial Officer
(Principal Financial Officer)

