Form 10-K
period 2024-12-31
NEXGEL, INC.
filed 2025-03-27
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s second fiscal quarter, was approximately $11,032,723 based on the price at which the registrant last sold common equity.

As of March 27, 2025, the registrant had 7,654,037 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Item 1. Business

Our Company

We were incorporated in Delaware on January 13, 2009. We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture. In May 2023, we formed a joint venture with CG Laboratories, Inc. called CG Converting and Packaging, LLC, which is located in Granbury, Texas and of which we own a 50% interest, allowing us to expand our ability to deliver finished goods to our growing customer base.

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

Our Facilities

We manufacture our hydrogels at what we believe to be one of only two facilities that can produce state-of-the–art hydrogel transdermal products and we have successfully used over two hundred active ingredients combinations in our hydrogels to date. Our facility consists of 13,500 square feet of manufacturing space, which we currently operate at approximately 15% to 20% capacity. Given the significant unused capacity, we can expand rapidly to meet increased demand, including for our healthcare and consumer product lines as described in more detail below. At full capacity, we estimate our existing facility would produce approximately 1.4 billion square inches of product annually. In addition, we sublease approximately 6,200 square feet of a 12,000 square foot combined office and manufacturing facility in Granbury, Texas, for our joint venture CG Converting and Packaging, LLC (“JV”). Our facilities are subject to stringent FDA compliance requirements. We also believe our hydrogel facility creates a high barrier to entry into our hydrogel and consumer product business.

Consumer Products

Beginning in the third quarter of 2020, we began selling our own branded products using our hydrogel technology on the Amazon marketplace. In 2022 we expanded access to our products by launching our own direct to consumer website, Medagel.com. The products we sell under our MedaGel brand primarily relate to healthcare over-the-counter (“OTC”) remedy solutions, such as blister and pain applications. In December 2023 we added a second consumer product brand when we completed the purchase of the Kenkoderm brand. The Kenkoderm skincare line was originally developed by a dermatologist to provide gentle to the skin products for consumer with psoriasis. In May 2024, we added our third consumer product brand with the purchase of the Silly George brand. Silly George is a beauty brand primarily focused on false eyelashes and other eye related products. We continue to look for additional potential acquisitions as part of our consumer product “roll-up” strategy.

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

We are also in the process of developing a product we call NEXDerm which will be an adhesive tape designed to secure central lines and intravenous tubes and devices to patients before, during and after medical treatment. We believe NEXDerm will be an attractive alternative to Tegaderm™, a 3M Healthcare product. Based on our discussion with medical professionals, Tegaderm™ is often difficult and painful to remove after adhesion, particularly for comprised skin patients. NEXDerm, which will incorporate exclusively licensed technology owned by Noble Fiber, is designed to create a gentle to skin surgical tape impregnated with antimicrobial X-Static® silver fiber. We believe NEXDerm, if successfully developed, will offer the following advantages over Tegaderm™: (i) ability to easily reposition the adhesive tape; (ii) pain-free removal; (iii) gentle to the skin; and (iv) increased infection prevention. As with NEXDrape, we intend to file a 510(k) premarket submission with the FDA to demonstrate that NEXDerm is as safe and effective (or substantially equivalent to) a legally marketed surgical drape device. There can be no guarantee that the FDA approves our application, if submitted.

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

Competition

Contract Manufacturing. To our knowledge, NexGel is one of two manufacturers using electron beam technology for high performance hydrogels for the wound care, cosmetic and drug delivery industries. However, the other manufacture does not currently offer its products to the outside consumer market and, as such, does not currently compete with us directly.

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

Customers

During the year ended December 31, 2024, no customers accounted for 10% of our revenue. During the year ended December 31, 2023 one major customer accounted for approximately 20% of our revenue. We cannot be certain as to this customer’s intentions to use our services during and beyond the fiscal year ended December 31, 2024 since we do not currently have a contract with this customer. However, we have been supplying this customer for more than 15 years and have no reason to anticipate any change. Our contract manufacturing business, including with respect to this customer, operates on a purchase order basis.

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

Research and Development Costs

For the years ended December 31, 2024 and 2023, we incurred approximately $78 thousand and $103 thousand, respectively, in research and development costs. We expect to incur increased costs in the future for our medical device business. Research and development will be an important component in the growth of our business.

Human Capital

As of December 31, 2024, we had 19 full-time employees. Of these employees, five are involved with finance, sales, marketing, and administration and 14 are involved with manufacturing and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting and tax services, legal compliance, and other services on an as needed basis.

We recognize and value our people as our most important asset in achieving our strategic goals. We are continually working on a human resources strategy that helps drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure we achieve our strategic goals while our people benefit from an exceptional experience. Our efforts in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support our goals focus on the following:

•	Attract, identify, develop and retain high-performing employees across all areas.
•	Develop and support the growth of management and leadership.
•	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.
•	Foster a values-based culture focused on diversity, equity, inclusion, well-being, and positive staff engagement.
•	Develop a total reward approach which is valued by staff and facilitates company objectives.

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

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information under this item.

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

We rely heavily on the Amazon and Shopify marketplaces for the sales and distribution of our consumer products, and if we are unable to maintain a good relationship with Amazon and/or Shopify or if Amazon and/or Shopify experience disruptions, our business will suffer.

We rely heavily on the Amazon and Shopify marketplaces for the sales and distribution of our consumer products to our end consumers. We believe that we have good relationships with both Amazon and Shopify. However, if we or any of our partners, (or if Amazon and/or Shopify believe we or any of our partners have violated) its terms of service, either Amazon and/or Shopify could limit or terminate its relationship with us. Any limitation or termination of our relationship with Amazon and/or Shopify could materially adversely affect our business, financial condition and our results of operations. Additionally, any prolonged disruption of Amazon’s and/or Shopify’s websites or its or their delivery and distribution of our consumer products could materially adversely impact our business.

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

We have a history of operating losses and may require but have difficulty or be unsuccessful in raising potentially needed capital in the future to continue to operate as a going concern.

While we expect to be cash flow positive by the end of fiscal year 2025, there is no guarantee this will occur. Currently we do not have sufficient cash resources to meet our plans for the next twelve months from the issuance of the financial statements included herein. Our recurring losses from operations, negative cash flows and potential need for additional capital raise substantial doubt about our ability to continue as a going concern. If we do require additional financing to fund our operations, such funds may not be available on acceptable terms, if at all, and such availability will depend on a number of factors, some of which are outside of our control, including general capital markets conditions and investors’ view of our prospects and valuation. In addition, our ability to raise capital in the public capital markets, including through our at-the-market equity offerings, may in the future be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. In general, under the “baby shelf” rules if our public float is less than $75 million at the time we file our Annual Report on Form 10-K to update our Form S-3 and our public float remains less than $75, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Alternative public and private transaction structures may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Further, investors’ perception of our ability to continue as a going concern may make it more difficult for us to obtain financing, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees. If we do require but are not able to acquire sufficient additional funding or alternative sources of capital to meet our working capital needs, we will have to substantially curtail or discontinue our operations.

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

The interests of our principal stockholders, officers and directors, who collectively beneficially own approximately 16.3% of our stock, may not coincide with yours and such stockholders will have the ability to control decisions with which you may disagree.

As of March 27, 2025, our principal stockholders, officers and directors beneficially owned approximately 16.3% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

We have identified material weaknesses in connection with our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

Our executive management and Audit Committee have concluded that we have material weaknesses in our internal control over financial reporting. Specifically, we have not designed controls to ensure all accounting journals entries are reviewed and approved. We also identified one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems. Please see Item 9A - Control and Procedures for more information about identified material weaknesses. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of designing and implementing measures to remediate the material weaknesses described above. Specifically, we expect to implement appropriate controls for accounting journal entry approvals, including the approval of our Chief Financial Officer, and to actively monitor any accounting user with elevated rights or assign another employee outside of an accounting and reporting role with elevated access. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the weakness in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to restatements of our financial statements, cause us to fail to meet our reporting obligations, or prevent fraud. Any such failure could also lead to reputational damage and a decrease in the market price of our stock

If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our share price and trading volume could decline.

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

As described elsewhere in this Form 10-K, we have previously issued warrants, restricted stock units, and stock options to fund our operations, pay for services rendered and incentivize our employees and directors. The conversion or exercise of these securities would result in substantial dilution to our stockholders. As of the date of the filing of this Form 10-K, we may be required to issue:

●	588,397 shares of common stock issuable upon the exercise of outstanding stock options at a weighted average exercise price of $2.674538 per share;

●	4,765,205 shares of common stock issuable upon the exercise of warrants at a weighted average exercise price of approximately $5.183120; and

●	21,984 shares of restricted common stock issuable upon vesting and another 33,890 shares of vested shares of restricted common stock.

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

Our cybersecurity risk management program includes the following:

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls; and

●	cybersecurity awareness training of our employees, incident response personnel, and senior management

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

Holders

As of March 27, 2025, there were over 1,047 shareholders of record and 7,654,037 shares of common stock outstanding.

Sales of Unregistered Securities during the Fiscal Year Ended December 31, 2024

The Company did not sell any unregistered securities during the fiscal year ended December 31, 2024.

Issuer Repurchases of Securities during the Fiscal Year Ended December 31, 2024

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2024.

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

Overview

We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Beginning in 2020, we created two new lines of business for the company. First, our own line of branded consumer products sold direct to consumers. Second, we expanded into custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture. In May 2023, we formed a joint venture with CG Laboratories, Inc. called CG Converting and Packaging, LLC, which is located in Granbury, Texas and of which we own a 50% interest, allowing us to expand our ability to deliver finished goods to our growing customer base.

We have four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices/Other.

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

Consumer Branded Products

These products are finished goods marketed and sold directly to the customer by the Company through online and retail channels. We are responsible for sales, marketing, and distribution. The products we sell under our MedaGel brand primarily relate to healthcare over-the-counter (“OTC”) remedy solutions, such as blister and pain applications. In December 2023 we added a second consumer product brand when we completed the purchase of the Kenkoderm brand. The Kenkoderm skincare line was originally developed by a dermatologist to provide gentle to the skin products for consumer with psoriasis. In May 2024, we added our third consumer product brand with the purchase of the Silly George brand. Silly George is a beauty brand primarily focused on false eyelashes and other eye related products. We continue to look for additional potential acquisitions as part of our consumer product ‘roll-up” strategy.

Medical Devices/Other

Medical Devices are a hybrid business, combining elements of Custom & White Label and Consumer Branded Products. Medical Devices, which are not yet marketed, are expected to be distributed through strategic partnerships. We will manufacture and possibly convert/package the device while the strategic partner brings the product to market. Small market Medical Devices could be launched by us, but also be offered to a distributor to reach the full scale of the market.

Other includes freight charged to customers who purchase the Company’s branded consumer products through their Spotify stores.

Results of Operations

The following sections discuss and analyze the changes in the significant line items in our statements of operations for the comparison years identified.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 ($ in thousands)

Revenues, net

For the year ended December 31, 2024 revenues were $8,688 and increased by $4,599, or 112.5%, when compared to $4,089 for the year ended December 31, 2023. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, including gross revenue from Silly George of $2,889 for the period of acquisition through December 31, 2024, and an increase in Other Revenues of $238, which mostly consists of shipping revenue on our branded consumer products.

Gross profit (loss)

Our gross profit was $2,748 for the year ended December 31, 2024 compared to a gross profit of $374 for the year ended December 31, 2023 The increase of $2,374 in gross profit recorded for the year ended December 31, 2024, as compared to December 31, 2023, was primarily due to an increase in branded consumer products. Gross profit was approximately 31.6% for the year ended December 31, 2024 compared to a gross profit of 9.1% for the year ended December 31, 2023.

The components of cost of revenues are as follows for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues
Materials and finished products	$3,987	$2,147
Compensation and benefits	497	451
Share-based compensation	20	14
Depreciation and amortization	280	103
Commission and contract fees	523	245
Equipment, production and other expenses	633	755
Total cost of revenues	$5,940	$3,715

Cost of revenues increased by $2,225 or 59.9%, to $5,940 for the year ended December 31, 2024, as compared to $3,715 for the year ended December 31, 2023. The increase in cost of revenues is primarily aligned with sales of branded consumer products. As mentioned elsewhere, Silly George was acquired in May 2024 while Kenkoderm was acquired in December 2023.

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Selling, general and administrative expenses
Compensation and benefits	$1,020	$740
Share-based compensation	337	203
Depreciation and amortization	156	126
Advertising, marketing, and Amazon fees	2,220	440
Investor and shareholder services	273	426
Franchise taxes and corporate insurance	157	224
Professional and consulting fees	1,651	1,339
Other expenses and professional fees	410	250
Total selling, general and administrative expenses	$6,224	$3,748

Selling, general and administrative expenses increased by $2,476 or 66.1%, to $6,224 for the year ended December 31, 2024, as compared to $3,748 for the year ended December 31, 2023. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $280, or 37.8%, to $1,020 for the year ended December 31, 2024, as compared to $740 for the year ended December 31, 2023. The primary increase in expense, when compared to the prior period, is the increase in contract labor with the inclusion of Silly George.

Share-based compensation increased by $134, or 66.0%, to $337 for the year ended December 31, 2024, as compared to $203 for the year ended December 31, 2023. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, and Amazon fees increased by $1,780, or 404.5%, to $2,220 for the year ended December 31, 2024, as compared to $440 for the year ended December 31, 2023. The increase is due to the increased Amazon selling fees and an increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services decreased by $153, or 35.9%, to $273 for the year ended December 31, 2024, as compared to $426 for the year ended December 31, 2023. The decrease is due to a net reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $67, or 29.9%, to $157 for the year ended December 31, 2024, as compared to $224 for the year ended December 31, 2023. The vast majority of this decrease pertains to the Company’s reduction in authorized shares, which lowered its franchise tax expense. The Company enjoyed the full benefit of the reduction in authorized shares throughout 2024, as opposed to a partial benefit in 2023.

Professional and consulting fees increased by $312, or 23.3%, to $1,651 for the year ended December 31, 2024, as compared to $1,339 for the year ended December 31, 2023. We continued to incur accounting and consulting fees associated with public company governance requirements and professional services related to branded consumer products. Additionally, consulting fees increased in 2024 with the acquisition of Silly George, which utilizes numerous consultants to assist with marketing, IT, graphic design, and various other services.

Other expenses increased by $160, or 64.0%, to $410 for the year ended December 31, 2024 from $250 for the year ended December 31, 2023. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and credit card processing fees. Credit card processing fees in particular increased significantly from 2023 to 2024 with the inclusion of Silly George.

Research and development expenses

Research and development expenses decreased by $25 to $78 for the year ended December 31, 2024 from $103 for the year ended December 31, 2023. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources

Cash Flow (in thousands)

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,867)	$(3,236)
Net cash provided by (used in) investing activities	(775)	4,456
Net cash provided by financing activities	3,749	379
Net increase (decrease) in cash and cash equivalents	(893)	1,599
Cash and cash equivalents at beginning of year	2,700	1,101
Cash and cash equivalent at end of year	$1,807	$2,700

As of December 31, 2024, we had $1,807 thousand of cash and cash equivalents compared to $2,700 thousand of cash and cash equivalents at December 31, 2023. Net cash used in operating activities was $3,867 thousand and $3,236 thousand for the years ended December 31, 2024 and 2023, respectively.

Net cash used in investing activities was $775 thousand and net cash provided by investing activities was $4,456 thousand for the year ended December 31, 2024 and 2023, respectively, consisting of the sales of marketable securities of $68 thousand, offset by purchases of capital equipment of $443 thousand and the investment in the subsidiary Semmens Online of $400 thousand for the year ended December 31, 2024 while the sales of marketable securities of $5,699 thousand, offset by purchases of capital equipment of $696 thousand and the Kenkoderm acquisition of $547 thousand were for the year ended December 31, 2023.

Net cash provided by financing activities for year ended December 31, 2024 was $3,749 thousand which is attributable to the proceeds from rights offering of $3,772 thousand, proceeds from non-controlling interest of $38 thousand, and proceeds from margin line of credit of $345 thousand, offset by principal payments of notes payments of $77 thousand, and change in contingent consideration of $279 thousand made on the operating lease liability, and $50 thousand of principal payment of financing lease liability. Net cash provided by financing activities for year ended December 31, 2023 was $379 thousand which is attributable to the proceeds of equipment notes payable of $315 thousand, proceeds from margin line of credit of $245 thousand, offset by principal payments of notes payments of $6 thousand and payments of $175 thousand made on the operating lease liability.

At December 31, 2024, current assets totaled $5,114 thousand and current liabilities totaled $2,470 thousand, as compared to current assets totaling $5,052 thousand and current liabilities totaling $2,549 thousand at December 31, 2023. As a result, we had working capital of $2,644 thousand at December 31, 2024, compared to a working capital of $2,503 thousand at December 31, 2023. The increase in the working capital as of December 31, 2024 is primarily attributable to the loss from operations of $3,554 thousand and proceeds from rights offering of $3,772 thousand.

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

Our recent capital raise which closed on or about November 20, 2024 provides working capital necessary to continue our strategic objectives (discussed further within Note 13). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NexGel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NexGel, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

March 27, 2025

NEXGEL, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash	$1,807	$2,700
Accounts receivable, net	933	633
Inventory	1,751	1,319
Prepaid expenses and other current assets	623	400
Total current assets	5,114	5,052
Goodwill	1,128	1,128
Intangibles, net	807	326
Property and equipment, net	2,211	1,499
Operating lease - right of use asset	1,628	1,855
Other assets	95	95
Total assets	$10,983	$9,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$761	$579
Accounts payable – related party	531	654
Accrued expenses and other current liabilities	310	398
Deferred revenue	179	20
Current portion of note payable	97	80
Warrant liability	118	146
Contingent consideration liability	178	439
Finance lease liability, short term	59	-
Operating lease liability, current portion	237	233
Total current liabilities	2,470	2,549
Operating lease liability, net of current portion	1,538	1,727
Finance lease liability, long term	307	-
Notes payable, net of current portion	588	513
Total liabilities	4,903	4,789

Commitments and Contingencies (Note 17)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 7,638,497 and 5,741,838 shares issued and outstanding as of December 31, 2024 and 2023, respectively	8	6
Additional paid-in capital	23,743	19,406
Accumulated deficit	(17,996)	(14,715)
Total NexGel stockholders’ equity	5,755	4,697
Non-controlling interest in joint venture	325	469
Total stockholders’ equity	6,080	5,166
Total liabilities and stockholders’ equity	$10,983	$9,955

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues, net	$8,688	$4,089

Cost of revenues	5,940	3,715

Gross profit	2,748	374

Operating expenses
Research and development	78	103
Selling, general and administrative	6,224	3,748
Total operating expenses	6,302	3,851

Loss from operations	(3,554)	(3,477)

Other income (expense)
Change in fair value of warrant liability, net of warrant modification expense	28	96
Realized gain on investments in marketable securities	68	191
Interest expense, net	(81)	(15)
Change in fair value of contingent consideration	(18)	-
Other expense	(4)	(2)
Other income	98	19
Total other income (expense), net	91	289
Loss before income taxes	(3,463)	(3,188)
Income tax expense	-	-
Net loss	(3,463)	(3,188)
Less: Loss attributable to non-controlling interest in joint venture	182	31
Net loss attributable to NexGel stockholders	$(3,281)	$(3,157)

Net loss per common share – basic and diluted	$(0.50)	$(0.56)

Weighted average shares used in computing net loss per common share – basic and diluted	6,511,574	5,671,842

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2022	5,577,916	$6	$19,189	$-	$(11,558)	$7,637

Stock-based compensation	3,295	-	217	-	-	217

Restricted stock issuances	50,907	-	-	-	-	-

Exercise of warrants	109,720	-	-	-	-	-

Non-controlling interest contribution	-	-	-	500	-	500

Net loss	-	-	-	(31)	(3,157)	(3,188)

Balance, December 31, 2023	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Stock-based compensation	90,860	-	280	-	-	280

Restricted stock issuances	53,410	-	87	-	-	87

Shares issued in acquisition	89,892	-	200	-	-	200

Exercise of warrants	5,439	-	-	-	-	-

Issuance of securities	1,657,058	2	3,770	-	-	3,772

Non-controlling interest contribution	-	-	-	38	-	38

Net loss	-	-	-	(182)	(3,281)	(3,463)

Balance, December 31, 2024	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(3,281)	$(3,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interest in joint venture	(182)	(31)
Depreciation and amortization	436	226
Share-based compensation	367	217
Realized gain on investment in marketable securities	(68)	(191)
Change in fair value of warrant liability	(28)	(125)
Change in fair value of contingent consideration	18	-
Amortization of right of use asset	42	217
Warrant modification expense	-	29

Changes in operating assets and liabilities:
Accounts receivable, net	(300)	(411)
Inventory	(432)	(760)
Prepaid expenses and other current assets	(223)	(260)
Accounts payable	182	314
Accounts payable – related party	(123)	654
Accrued expenses and other current liabilities	(434)	22
Deferred revenue	159	20
Net Cash Used in Operating Activities	(3,867)	(3,236)

Investing Activities
Purchases of equipment	(443)	(696)
Investment in subsidiary	(400)	(547)
Proceeds from sales of marketable securities	68	5,699
Net Cash Provided by (Used in) Investing Activities	(775)	4,456

Financing Activities
Principal payments on operating lease liability	-	(175)
Proceeds from notes payable	-	315
Payment of contingent consideration	(279)	-
Proceeds from rights offering	3,772	-
Principal payments of notes payable	(77)	(6)
Proceeds from non-controlling interest	38	-
Principal payment of financing lease liability	(50)	-
Proceeds from margin line of credit	345	245
Net Cash Provided by Financing Activities	3,749	379

Net Increase (Decrease) in Cash	(893)	1,599
Cash – Beginning of year	2,700	1,101
Cash – End of year	$1,807	$2,700

Supplemental Non-cash Investing and Financing Activities
Shares issued in conjunction with asset acquisition	$200	$-
Property and equipment financed under notes payable	$169	$-
Property and equipment financed under financing leases	$416	$-
Property and equipment contributed as capital investment to JV	$-	$500
ROU asset and operating lease liabilities recognized upon consolidation of JV	$-	$334

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

2. Going Concern

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2024, the Company had a cash balance of $1.8 million. For the year ended December 31, 2024, the Company incurred a net loss of $3.5 million and had a net usage of cash in operating activities of $3.9 million. In addition, the Company had a working capital of $2.6 million as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On November 11, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 363,636 units at a price to the public of $5.50 per unit, with each unit consisting of two shares of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “November Financing”). The November Financing closed on November 20, 2024 with gross proceeds to the Company of approximately $2.0 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company intends to use the net proceeds from the November Financing for working capital and for general corporate purposes (discussed further within Note 13).

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

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of separating Accounts payable – related party from Accounts payable within the December 31, 2023 consolidated balance sheet and we have reclassified expenses on our statement of operations realigning certain expenses previously classified as selling, general and administrative to cost of revenue related to our online sales commissions and contract fees.

The reclassifications had no effect on total assets or liabilities as of December 31, 2023.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Margin Line of Credit

The Company has a brokerage account through which it can buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2024 and December 31, 2023, there was $0 and $245 thousand outstanding under this short-term credit line which is included in accrued expenses and other current liabilities within the accompanying consolidated balance sheet.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. For its financial instruments subject to credit risk, consisting of its receivables, the Company recognizes as an allowance its estimate of lifetime expected credit losses under the current expected credit loss (CECL) model of ASC 326. The approach is based on the Company’s internal knowledge and historical default rates over the expected life of the receivables and is adjusted to reflect current economic conditions. This evaluation takes into account the customer’s ability and intention to pay the consideration when it is due along with incorporating changes in the forward-looking estimates. If the expected financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly. Provisions to the allowances for doubtful accounts are recorded in selling, general and administrative expenses. The allowance for credit losses was $5 thousand as of December 31, 2024 and $11 thousand as of December 31, 2023.

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

The inventory balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained at the Company’s warehouses, third party warehouses and at fulfilment centers owned by Amazon, Walmart and CVS.

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

Impairment of Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the year ended December 31, 2024 and 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $46 thousand and $64 thousand of prepaid insurance, and $577 thousand and $336 thousand general prepaid expenses and other current assets as of December 31, 2024 and 2023, respectively.

Other Assets

Other assets are recorded at historical costs, and as of December 31, 2024 and 2023, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable, notes payable and convertible notes payable) in the consolidated balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2023. The fair values of the warrants are estimated as of the date of issuance and again at each reporting period using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the consolidated statements of operations.

Equity Classified Warrants

Warrants that meet all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity are presented within additional paid-in capital within Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets. Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

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

Disaggregated revenue by sales type ($ in thousands):

	Year Ended
	December 31,
	2024	2023
Contract manufacturing	$2,841	$2,748
Custom and white label finished goods manufacturing	42	15
Consumer branded products	5,483	1,242
Other	322	84
Total	$8,688	$4,089

Contract Liabilities

As of December 31, 2024 and 2023, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $179 thousand and $20 thousand at December 31, 2024 and 2023, respectively, that the Company had not satisfied as of the end of the respective period.

The following table provides information about contract liabilities from contracts with our customers ($ in thousands).

	Year Ended
	December 31,
	2024	2023
Deferred revenue	$179	$20
Total Deferred revenue	$179	$20

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2023	20
Non-cancelable contracts with customers entered during the period	$179
Revenue recognized related to non-cancelable contracts with customers during the period	(20)
Balance, December 31, 2024	$179

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

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 14 below for further details regarding the 2019 Plan.

The 2019 Plan provides certain employees, contractors, and outside directors with share-based compensation in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

Leases

ASC 842, Leases, requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. As of December 31, 2024, and on a quarterly basis thereafter, the Company will evaluate whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company adopted this new standard during the year ended December 31, 2024.

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

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2024 and 2023 is presented below.

For Year Ended December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Revenue
Contract Manufacturing	$863	$1,978	$2,841
Custom and White Label Finished Goods	42	-	42
Branded Consumer Products	5,483	-	5,483
Other income	243	79	322
Total revenue	6,631	2,057	8,688

Cost of sales	4,209	1,731	5,940

Research and development	78	-	78

Advertising, marketing and amazon fees	2,220	-	2,220
General and administrative	3,409	595	4,004
Total Selling, general and administrative	5,629	595	6,224
Operating expenses	5,707	595	6,302
Loss from operations	$(3,285)	$(269)	$(3,554)

For Year Ended December 31, 2023 ($ in thousands)

	NexGel	CG Labs	Total
Revenue
Contract Manufacturing	$769	$1,979	$2,748
Custom and White Label Finished Goods	15	-	15
Branded Consumer Products	1,242	-	1,242
Other income	76	8	84
Total revenue	2,102	1,987	4,089

Cost of sales	2,092	1,623	3,715

Research and development	103		103

Advertising, marketing and amazon fees	440	-	440
General and administrative	2,881	427	3,308
Total Selling, general and administrative	3,321	427	3,748
Operating expenses	3,424	427	3,851
Loss from operations	$(3,414)	$(63)	$(3,477)

As of December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Assets:
Current assets:
Cash	$1,781	$26	$1,807
Accounts receivable, net	218	715	933
Inventory	1,101	650	1,751
Prepaid expenses and other current assets	578	45	623
Total current assets	3,678	1,436	5,114

Goodwill	1,128	-	1,128
Intangibles	685	122	807
Property and equipment, net	790	1,421	2,211
Operating lease – right of use asset	1,345	283	1,628
Other assets	95	-	95
Total Assets	$7,721	$3,262	$10,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$560	$201	$761
Accounts payable – related party	3	528	531
Accrued expenses and other current liabilities	284	26	310
Deferred revenue	-	179	179
Current portion of note payable	12	85	97
Warrant liability	118	-	118
Contingent consideration liability	178	-	178
Finance lease liability, short term	-	59	59
Operating lease liability, current portion	207	30	237
Total current liabilities	1,362	1,108	2,470

Operating lease liability, net of current portion	1,278	260	1,538
Finance lease liability, long term	-	307	307
Notes payable, net of current portion	268	320	588
Total liabilities	$2,908	$1,995	$4,903

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

The fair value of the purchase consideration issued to the Kenkoderm Seller was allocated to the net tangible assets acquired. The Company accounted for the Kenkoderm acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $169 thousand. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows an analysis for the Kenkoderm acquisition ($ in thousands):

Purchase consideration at fair value:
Purchase price	$547
Contingent consideration liability	439
Amount of consideration	$986
Assets acquired and liabilities assumed at fair value
Inventory	56
Product/technology related intangibles	77
Marketing related intangibles	36
Net tangible assets acquired	$169

Total net assets acquired	$169
Consideration paid	986
Goodwill	$817

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

Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed JV (“Enigma”) to pursue branded consumer product retail opportunities and the development of new patch products. The JV agreement is effective January 6, 2023. As a result of this transaction, the Company owns 50% of the JV, with the remaining 50% held by Moiety. As of December 31, 2024, the Company has contributed $20 thousand and $37 thousand has been contributed by the non-controlling interest portion of Enigma contributed business.

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

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Kenkoderm and Silly George acquisitions and CG Labs JV been completed as of January 1, 2023 or to project potential operating results as of any future date or for any future periods ($ in thousands except share and per share amounts):

	For the Year Ended December 31,
	2024	2023
Revenues, net	$9,261	$10,009
Net loss allocable to common shareholders	$(3,245)	$(2,775)
Net loss per share	$(0.50)	$(0.49)
Weighted average number of shares outstanding	6,511,574	5,671,842

6. Variable interest entities

The following table presents the assets and liabilities of the CGN JV and Enigma, included in the Consolidated Balance Sheet as of December 31, 2024 and 2023. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation.

	December 31, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash	$26	$242
Accounts receivable, net	764	611
Inventory	646	402
Prepaid expenses and other current assets	45	28
Total current assets	1,481	1,283
Intangibles, net	122	204
Property and equipment, net	1,421	600
Operating lease - right of use asset	283	312
Total assets	$3,307	$2,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$912	$221
Accounts payable – related party	528	654
Accrued expenses and other current liabilities	51	15
Deferred revenue	179	-
Current portion of note payable	85	75
Finance lease liability, short term	59	-
Operating lease liability, current portion	30	25
Total current liabilities	1,844	990
Operating lease liability, net of current portion	260	290
Finance lease liability, long term	307	-
Notes payable, net of current portion	320	240
Total liabilities and stockholders’ equity	$2,731	$1,520

The amounts above represent the combined assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of December 31, 2024 and 2023.

7. Operating Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2024 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2025	$245
2026	301
2027	315
2028	324
2029	332
Thereafter	459
Total undiscounted operating lease payments	$1,976
Less: Imputed interest	(201)
Present value of operating lease liability	$1,775
Weighted average remaining lease term	6.4 years
Weighted average discount rate	3.0%

Total operating lease expense for the years ended December 31, 2024, and 2023, was $287 thousand and $303 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$245	$238

8. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of December 31, 2024, $417 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at December 31, 2024.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of December 31, 2024 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2025	$90
2026	91
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments `	460
Less: Imputed interest	(94)
Present value of financing lease liability	$366
Weighted average remaining lease term	5.1 years
Weighted average discount rate	9.1%

9. Inventory

Inventory consists of the following ($ in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$723	$899
Work-in-progress	25	12
Finished goods	1,003	408
	1,751	1,319
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,751	$1,319

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

10. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2024	2023
Machinery and equipment	3 - 10	$2,118	$1,280
Office furniture and equipment	3 - 10	187	139
Leasehold improvements	6	419	419
Construction in progress	N/A	532	387
		3,256	2,225
Less: accumulated depreciation and amortization		(1,045)	(726)
Property and equipment, net		$2,211	$1,499

Depreciation expense for the year ended December 31, 2024 and 2023 was $319 thousand and $132 thousand, respectively.

11. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of December 31, 2024 and 2023 ($ in thousands):

	December 31,	December 31,
	2024	2023
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(191)	(98)
Product/technology related identifiable intangible assets, net	134	227
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	113
Trademark related intangibles	600	-
Accumulated amortization	(57)	(31)
Marketing related identifiable intangible assets, net	673	99
Total identifiable intangible assets, net	$807	$326

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

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 1.9 years and amortization expense amounted to $119 and $94 thousand for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2025	$125
2026	64
2027	13
2028	2
2029	2
Thereafter	1
Subtotal	207
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$807

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2024	2023
Salaries, benefits, and incentive compensation	$242	$61
Margin line of credit	-	245
Other	68	92
Total accrued expenses and other current liabilities	$310	$398

13. Common Stock

At December 31, 2024, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	588,397
Warrants to purchase common stock	4,765,205
Restricted stock units	55,874

Management of the Company has performed a review of events and transactions occurring after the consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying consolidated financial statements, noting no such events or transactions except as set forth below:

On November 11, 2024, the Company entered into subscription agreements with investors and certain members of its board of directors and management for the sale by the Company of an aggregate of 363,636 units at a price to the public of $5.50 per unit (the “November Financing”), with each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “November Warrants”). The closing of the November Financing occurred on November 20, 2024 (the “November Closing Date”). On or about the November Closing Date, the Company issued 727,272 shares of common stock and issued November Warrants to purchase up to 363,636 shares of common stock

Subject to certain ownership limitations, each of the November Warrants will become exercisable on the November Closing Date and will expire five years after the November Closing Date. The November Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the November Warrants to or by the holder. The holder of an November Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

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

The gross proceeds to the Company from the November Financing were approximately $2.0 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the November Warrants. The Company intends to use the net proceeds from the November Financing for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “November Placement Agent”) for the November Financing. The Company paid the November Placement Agent a cash fee of 8% of the aggregate gross proceeds in the November Financing received from non-affiliates of the Company and 4% of the aggregate gross proceeds in the November Financing received from affiliates of the Company. Additionally, the Company issued to the November Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in November Financing, or up to 58,182 shares, at a per share exercise price of $4.25.

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

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “August Placement Agent”) for the August Offering. The Company paid the August Placement Agent a cash fee of 8% of the aggregate gross proceeds in the August Offering received from non-affiliates of the Company and 4% of the aggregate gross proceeds in the August Offering received from affiliates of the Company. Additionally, the Company issued to the August Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in August Offering, or up to 33,360 shares, at a per share exercise price of $4.25.

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

14. Share-based Compensation

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

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 1,651,429 of which 793,735 shares have already been awarded or exercised. The Company intends to submit this 780,000 increase under the 2019 for stockholder approval as part of the 2025 Proxy Statement. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of December 31, 2024:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	1,651,429	793,735	149,464	857,594
Awards issued in excess of 2019 Plan(2)	-	70,623	70,623	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

On September 17, 2024, the Company granted a contractor an option to purchase up to 70,000 shares of the Company’s common stock at a per share price of $2.65 under the Company’s 2019 Long-Term Incentive Plan. A portion of the award, 10,000 options are fully vested as of the date of the grant and the remaining 60,000 options are contingent upon certain sales based milestones being achieved.

On September 16, 2024, the Company granted a contractor an option to purchase up to 2,000 shares of the Company’s common stock at a per share exercise price of $2.00 under the Company’s 2019 Plan. This option award vests immediately.

On September 13, 2024, the Company granted options to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $2.72 to members of the Board of Directors, all of which vests over a period of one year with 25% vested upon issuance.

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

The following table summarizes the Company’s incentive stock option activity and related information for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2023	524,937	$2.351416	8.38
Granted	117,532	$2.06041	10.00
Exercised	(3,295)	1.75	—
Forfeited	—	—	—
Cancelled	(69,854)	1.965823	—
Expired	(8,670)	1.703222	—
Outstanding at December 31, 2023	560,650	$2.350742	7.95
Granted	172,000	$2.683140	10.00
Exercised	(90,860)	1.006035	—
Forfeited	—	—	—
Cancelled	(39,107)	1.006035	—
Expired	(14,286)	5.25	—
Outstanding at December 31, 2024	588,397	$2.674538	7.81
Exercisable at December 31, 2024	353,397	$2.168073	7.24

As of December 31, 2024 and 2023, vested outstanding stock options had $1,151 thousand and $295 thousand of intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of December 31, 2024 and 2023, there were $179 thousand and $0 of unrecognized share-based compensation related to unvested stock options, excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2024 and 2023:

	2024	2023
Volatility	277.56-279.29%	257.64-258.01%
Risk-free interest rate	3.44-3.67%	4.21-4.42%
Dividend yield	0.0%	0.0%
Expected term	5.00 years	5 - 5.50 years

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

	Number of	Weighted Average Grant Date
	Units	Fair Value
Outstanding at December 31, 2022	90,432	$1.43
Granted	37,037	1.35
Exercised and converted to common shares	(50,157)	1.76522
Forfeited	(12,750)	1.82
Outstanding at December 31, 2023	64,562	1.82
Granted	57,972	2.46
Exercised and converted to common shares	(62,910)	2.08
Forfeited	(3,750)	2.30
Outstanding at December 31, 2024	55,874	$2.16
Exercisable at December 31, 2024	2,500	$1.82

Compensation expense will be recognized ratable over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. Stock based compensation of $367 thousand and $217 thousand has been recorded for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $29 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2025.

Warrants

The following table shows a summary of common stock warrants for the years ended December 31, 2024 and 2023.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2022	3,637,190	$5.16281	3.65
Granted	—	—	—
Exercised	(109,720)	0.55	—
Forfeited	—	—	—
Cancelled	(84,566)	0.89	—
Expired	—	—	—
Outstanding at December 31, 2023	3,442,904	5.414793	2.87
Warrants – 2021 IPO(1)	387,750	5.50	2.99
Outstanding at January 1, 2024 (corrected)	3,830,654	5.423418	2.88
Granted	947,792	4.18	5.00
Exercised	(5,439)	2.80	—
Forfeited	—	—	—
Cancelled	(7,802)	2.80	—
Expired	—	—	—
Outstanding at December 31, 2024	4,765,205	$5.183120	2.42
Exercisable at December 31, 2024	4,765,205	$5.183120	2.42

(1)	The warrants outstanding have been corrected to reflect 387,750 additional warrants related to the December 27, 2021 unit offering not previously included in the prior year warrant schedule.

As of December 31, 2024, vested outstanding stock options had $300 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock. As of December 31, 2023, vested outstanding warrants had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

15. Notes Payable

CGN JV Notes Payable

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $198 thousand and $231 thousand as of December 31, 2024 and 2023, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $207 thousand and $84 thousand as of December 31, 2024 and 2023, respectively.

NexGel

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1 thousand. The principal balance amounted to $8 thousand as of December 31, 2024.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $272 thousand and $277 thousand as of December 31, 2024 and 2023, respectively.

The future annual principal amounts and accrued interest to be paid as of December 31, 2024 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2025	$96
2026	96
2027	103
2028	111
2029	34
Thereafter	245
Total	$685
Less: current portion of notes payable	97
Long-term portion of notes payable	$588

16. Warrant Liability

On September 2, 2021, March 11, 2021, February 3, 2021, December 24, 2020, March 18, 2020, September 10, 2019, and November 6, 2019, the Company issued 22,019, 34,285, 7,429, 7,286, 44,286, 35,714 and 114,286 warrants, respectively, as equity issuance consideration, in connection with equity offering of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business three to five years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the consolidated statements of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2022	265,305		$242
Exercise of warrants	(194,286)		(144)
Modification of warrants	-		29
Change in fair value of warrant liability	-		19
Fair value as of year ended 12/31/2023	71,019		146
Exercise of warrants	(13,242)		(12)
Change in fair value of warrant liability	-		(16)
Fair value as of year ended 12/31/2024	57,777		$118

The following assumptions were used to calculate the warrant liability for years ended December 31, 2024 and 2023:

	2024	2023
Exercise price	$2.80 to $5.25	$0.49 - $5.25
Share price	$2.16 - $4.46	$1.28
Volatility	92.34% - 283.32%	137.02% - 287.87%
Risk-free interest rate	3.66% - 5.09%	3.81% - 4.74%
Dividend yield	0.0%	0.0%
Expected term	0.73 to 2.43 years	0.01 to 3.4 years

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

There were no revenues from customers that exceeded 10% of total revenues for the year ended December 31, 2024. The accounts receivable from three customers was 50%, 10% and 22% of the total accounts receivable as of December 31, 2024.

Revenues from one customer that exceeded 10% of total revenues for the year ended December 31, 2023, was 20%. The accounts receivable from one customer was 69% of total accounts receivable as of December 31, 2023.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of December 31, 2024, the Company did not have any balances that exceeded the FDIC insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

19. Related Party Transactions

Accounts payable – related party

As of December 31, 2024, and 2023, the Company had outstanding balances of $494 thousand and $654 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of December 31, 2024, the Company had an outstanding balance of $37 thousand due to Russell Crum, the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

Advances

Dr. Jerome Zeldis, a member of the Company board of directors, had an outstanding balance due of $25 thousand for services as of December 31, 2023, which is included in accounts payable in the accompanying consolidated balance sheets. The balance was repaid in August 2024.

20. Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is not more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2024 and 2023, there was no income tax expense or benefit.

At December 31, 2024 and 2023, the Company had no recorded tax liabilities for uncertain tax positions. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

The income tax (benefit) provision consists of the following ($ in thousands):

	For The Years Ended
	December 31
	2024	2023
Federal:
Current	$(640)	$(617)
Deferred	640	617
State and local:
Current	(161)	(156)
Deferred	161	156
Income tax provision	$—	$—

For the years ended December 31, 2024 and 2023, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3%	5.3%
Permanent differences
Non-deductible expenses	(3.2)%	(1.9)%
Timing differences	—	—
Change in valuation allowance	(23.1)%	(24.4)%
Income tax provision	—%	—%

For the years ended December 31, 2024 and 2023, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to the net losses incurred and the corresponding increase to the valuation allowance.

As of December 31, 2024 and 2023, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,661	$4,882
Other	7	9
Total deferred tax assets	5,668	4,891
Valuation allowance	(5,668)	(4,891)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2024 and 2023, the Company has approximately $21.5 million and $18.6 million of federal NOL carryovers, respectively, which begin to expire in 2029 through 2037. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $21.5 million and $18.6 million, as of December 31, 2024 and 2023, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2024 and 2023 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions.

21. Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after December 31, 2024, through the date these Consolidated Financial Statements were issued and has no transactions or events requiring disclosure

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2024, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to the following: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we identified one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems. To remediate these material weaknesses, we are working to do the following: (i) implementing appropriate controls for accounting journal entry approvals, including the approval of our Chief Financial Officer, and (ii) either actively monitoring any accounting user with elevated rights or assigning another employee outside of an accounting and reporting role with elevated access.

Given we are neither an accelerated filer nor a large accelerated filer, we are not required to include an attestation report regarding the effectiveness of our internal controls over financial reporting of our independent registered public accounting firm in our Annual Report.

Financial Reporting Process

We have not designed controls to ensure the financial reporting process is operating effectively.  We noted improper fair value adjustments to contingent consideration, failure to record adequate inventory reserves and various balance sheet accounts not being properly reconciled. We intend to design controls to ensure the financial information is accurate, complete, and recorded in the correct period.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders and is incorporated herein by reference. The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, any applicable consultants and contractors (as determined by the Company), and each of their respective family members, and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The Company has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on the Company’s website (https://ir.nexgel.com/corporate-governance/governance-documents) under “Governance Documents.” The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of its Code of Conduct by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2024” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements are included herein:

(2) Financial Statement Schedules

None.

(3) Exhibits

3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).

3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).

3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020).

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.6 to Form S-1, filed with the SEC on December 2, 2021)

3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).

4.	First Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.3	Second Common Stock Purchase Warrant, dated March 11, 2021, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

4.4	Form of Common Stock Purchase Warrant, dated September 2, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 8, 2021)

4.5	Warrant Agency Agreement (including form of Common Warrant) dated December 27, 2021 by and between NexGel, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Form 8-K, filed with the SEC on December 27, 2021).

4.6	Form of February 2024 Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024).

4.7	Form of August 2024 Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2024).

4.8	Form of November 2024 Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2024).

10.1	Assignment and Amended and Restated Lease, dated as of January 25, 2002, by and between 2150 Cabot LLC, Embryo Development Corporation and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form S-1, filed with the SEC on January 9, 2019).

10.2	Amendment to Lease, dated as of February 23, 2007, by and between 2150 Cabot LLC and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.2 to Form S-1, filed with the SEC on January 9, 2019).

10.3	Third Amendment to Lease, dated as of February 27, 2009, by and between Exeter 2150 Cabot, L.P and Hydrogel Design Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form S-1, filed with the SEC on January 9, 2019).

10.4	Assignment and Assumption of Lease Agreement, dated as of February 27, 2009, by and among Exeter 2150 Cabot, L.P, Hydrogel Design Systems, Inc. and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Form S-1, filed with the SEC on January 9, 2019).

10.5	Fourth Amendment to Lease, dated as of July 24, 2013, by and between Exeter 2150 Cabot, L.P and Aquamed Technologies, Inc. (incorporated by reference to Exhibit 10.5 to Form S-1, filed with the SEC on January 9, 2019).

10.6	Form of 2019 Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.7	Form of Incentive Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.8	Form of Nonqualified Stock Option Agreement under 2019 Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to Form S-1, filed with the SEC on April 19, 2019).

10.9	Securities Purchase Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.10	Registration Rights Agreement, dated March 11, 2021, between NexGel, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 17, 2021).

10.11	First Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated August 13, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.12	Form of Securities Purchase Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.13	Form of Registration Rights Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 8, 2021).

10.14	Second Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated October 28, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2021).

10.15	Third Amendment to the Senior Secured Promissory Note, Warrants, and Securities Purchase Agreement (March 11, 2021) dated December 10, 2021 by and between NexGel. Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.23 to Form S-1, filed with the SEC on December 10, 2021).

10.16	Asset Purchase Agreement dated November 30, 2023 between NexGel, Inc. and Olympus Trading Company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2023).

10.17	Asset Purchase Agreement dated May 15, 2024 between NexGel, Inc. and Semmens Online Pty Ltd as Trustee for Semmens Business Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 20, 2024).

10.18	2025 Executive Employment Agreement dated December 30, 2024 between NexGel, Inc. and Joseph F. McGuire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 6, 2025).

10.19	2025 Executive Employment Agreement dated December 30, 2024 between NexGel, Inc. and Adam Levy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 6, 2025).

19.1*	NexGel, Inc.’s Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Turner, Stone & Company, L.L.P.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

97	NexGel, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on April 10, 2024).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NexGel, Inc.

Date: March 27, 2025	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	March 27, 2025	Chief Executive Officer and President (Principal Executive Officer) and Director
Adam Levy

/s/ Joseph F. McGuire	March 27, 2025	Chief Financial Officer (Principal Accounting and Financial Officer)
Joseph F. McGuire

/s/ Steven Glassman	March 27, 2025	Director
Steven Glassman

/s/ Scott Henry	March 27, 2025	Director
Scott Henry

/s/ Nachum Stein	March 27, 2025	Director
Nachum Stein

/s/ Jerome B. Zeldis	March 27, 2025	Director
Jerome B. Zeldis

