Form 10-Q
period 2025-03-31
NEXGEL, INC.
filed 2025-05-13
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 13, 2025 the registrant had 7,654,537 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$1,192	$1,807
Accounts receivable, net	926	933
Inventory	1,846	1,751
Prepaid expenses and other current assets	776	623
Total current assets	4,740	5,114
Goodwill	1,128	1,128
Intangibles, net	775	807
Property and equipment, net	2,129	2,211
Operating lease - right of use asset	1,570	1,628
Other assets	95	95
Total assets	$10,437	$10,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$980	$761
Accounts payable - related party	499	531
Accrued expenses and other current liabilities	334	310
Deferred revenue	286	179
Current portion of note payable	99	97
Warrant liability	28	118
Contingent consideration liability	-	178
Financing lease liability, current portion	59	59
Operating lease liabilities, current portion	234	237
Total current liabilities	2,519	2,470
Operating lease liabilities, net of current portion	1,494	1,538
Financing lease liability, net of current portion	293	307
Notes payable, net of current portion	563	588
Total liabilities	4,869	4,903

Commitments and Contingencies (Note 17)	-	-

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 7,654,037 and 7,638,497 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	23,909	23,743
Accumulated deficit	(18,708)	(17,996)
Total NexGel stockholders’ equity	5,209	5,755
Non-controlling interest in joint venture	359	325
Total stockholders’ equity	5,568	6,080
Total liabilities and stockholders’ equity	$10,437	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues, net	$2,806	$1,266

Cost of revenues	1,618	1,106

Gross margin (loss)	1,188	160

Operating expenses:
Research and development	1	2
Selling, general and administrative	1,964	1,029
Total operating expenses	1,965	1,031

Loss from operations	(777)	(871)

Other income (expense):
Interest income (expense), net	(21)	(15)
Changes in fair value of warrant liability and warrant modification expense	91	(53)
Gain on investment in marketable securities	—	34
Other expense	(39)	—
Other income	68	—
Total other income (expense), net	99	(34)
Loss before income taxes	(678)	(905)
Income tax expense	—	—
Net loss	(678)	(905)
Less: Income (loss) attributable to non-controlling interest in joint venture	(34)	52
Net loss attributable to NexGel stockholders	$(712)	$(853)
Net loss per common share - basic	$(0.09)	$(0.14)
Net loss per common share - diluted	$(0.09)	$(0.14)
Weighted average shares used in computing net loss per common share - basic	7,645,311	5,982,062
Weighted average shares used in computing net loss per common share – diluted	7,645,311	5,982,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2025	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

Share-based compensation and restricted stock vesting	15,540	—	166	—	—	166

Net loss	—	—	—	34	(712)	(678)

Balance, March 31, 2025	7,654,037	$8	$23,909	$359	$(18,708)	$5,568

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Rights offering proceeds, net of expenses	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the rights offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(52)	(853)	(905)

Balance, March 31, 2024	6,227,624	$6	$20,350	$417	$(15,568)	$5,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(712)	$(853)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	34	(52)
Depreciation and amortization	114	62
Share-based compensation and restricted stock vesting	166	54
Gain on investment in marketable securities	—	(34)
Changes in fair value of warrant liability and warrant modification expense	(91)	53
Amortization of right of use asset	12	7

Changes in operating assets and liabilities:
Accounts receivable, net	7	(106)
Inventory	(95)	(50)
Prepaid expenses and other assets	(153)	64
Accounts payable	219	(75)
Accounts payable – related party	(32)	(105)
Accrued expenses and other current liabilities	24	(287)
Deferred revenue	107	230
Net Cash Used in Operating Activities	(400)	(1,092)

Investing Activities
Proceeds from sales of marketable securities	—	34
Capital expenditures	—	(152)
Net Cash Used in Investing Activities	—	(118)

Financing Activities
Proceeds from rights offering, net of expenses	—	946
Payment of contingent consideration	(178)	—
Principal payment on financing lease liability	(14)	(9)
Principal payments of notes payable	(23)	(8)
Net Cash Provided by (Used in) Financing Activities	(215)	929
Net Decrease in Cash	(615)	(281)
Cash – Beginning of period	1,807	2,700
Cash – End of period	$1,192	$2,419
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$18	$10
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Property and equipment financed under notes payable	$—	$165
Property and equipment financed under financing leases	$—	$416

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

On March 1, 2023, the Company acquired a 50% interest in a newly formed joint venture (“CGN JV”), CG Converting and Packaging, LLC (“CGN”), with C.G. Laboratories Inc. (“CG Labs”) for its converting and packaging business. The CGN JV was effective March 1, 2023. As a result of this transaction, the Company owns 50% of the CGN JV, with the remaining 50% held by CG Labs.

On January 6, 2023, the Company acquired a 50% interest in a newly formed joint venture (“Enigma JV”) to pursue branded consumer product retail opportunities and the development of new patch products. The Enigma JV agreement was effective January 6, 2023. As a result of this transaction, the Company owned 50% of the Enigma JV, with the remaining 50% held by Moiety. However, the Enigma JV was dissolved on December 23, 2024.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned CGN JV (see Note 5).

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2025, the Company had a cash balance of $1.2 million. For the three months ended March 31, 2025, the Company incurred a net loss of $712 thousand and had a net usage of cash in operating activities of $400 thousand. In addition, the Company had working capital of $2.2 million as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media and online advertising and marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions), and additional capital raises through debt or equity may be necessary to achieve these objectives.

We expect to continue incurring losses for the near-term future. Our ability to continue to operate as a going concern in the long-term is dependent upon our ability to manage and grow our current products and to ultimately achieve profitable operations. Management may consider various options to raise capital to fund our current business activities, potential acquisitions through equity or debt offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern. Additionally, it is reasonably possible that estimates made in the condensed consolidated financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

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

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania. The NexGel segment includes the Kenkoderm and Silly George recent acquisitions and the Enigma JV. However, the Enigma JV was dissolved on December 23, 2024.

The CGN segment is comprised of the CGN JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of separating Accounts payable – related party from Accounts payable within the March 31, 2024 condensed consolidated statement of cashflows and we have reclassified expenses on our statement of operations realigning certain expenses previously classified as selling, general and administrative to cost of revenue related to our online sales commissions and contract fees.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

Margin Line of Credit

The Company has a brokerage account through which it can buy and sell U.S. treasury bills. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2025 and December 31, 2024 there were no balances outstanding under this short-term credit line.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $6 thousand as of March 31, 2025 and $5 thousand as of December 31, 2024.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $28 thousand and $46 thousand of prepaid insurance, and $748 thousand and $577 thousand general prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024, respectively.

Other Assets

Other assets are recorded at historical costs, and as of March 31, 2025 and December 31, 2024, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

Disaggregated revenue by sales type ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Contract manufacturing	$948	$601
Custom and white label finished goods manufacturing	-	31
Consumer branded products	1,782	617
Other	76	17
Total	$2,806	$1,266

Contract Liabilities

As of March 31, 2025 and December 31, 2024, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $286 thousand and $179 thousand at March 31, 2025 and December 31, 2024, respectively, that the Company had not satisfied as of the end of the respective period.

The following table provides information about contract liabilities from contracts with our customers ($ in thousands).

	March 31, 2025	December 31, 2024
Deferred revenue	$286	$179
Total Deferred revenue	$286	$179

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2024	$179
Non-cancelable contracts with customers entered during the period	107
Revenue recognized related to non-cancelable contracts with customers during the period	-
Balance, March 31, 2025	$286

The Company has four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices/Other.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this was the Company’s primary source of revenue.

Custom and White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into salable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the Company a small fee to develop a specific product. Once completed, the customer places an order for newly developed product. Custom and white label revenue is recognized upon delivery of the finished product.

Branded Consumer Products

These products are finished goods marketed and sold directly to consumers by the Company through online and retail channels. The Company is responsible for sales, marketing, and distribution. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. These products carry the Company’s brand names, which include Medagel, Lumagel Beauty, Kenkoderm and Silly George.

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

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended March 31, 2025 and 2024 statement of operations and balance sheet at March 31, 2025 and December 31, 2024 is presented below.

For Quarter Ended March 31, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract Manufacturing	$167	$781	$948
Custom and White Label Finished Goods	-	-	-
Branded Consumer Products	1,782	-	1,782
Other income	49	27	76
Total revenue	1,998	808	2,806

Cost of sales	1,043	575	1,618
Operating expenses	1,827	138	1,965
Income (loss) from operations	$(872)	$95	$(777)

For Quarter Ended March 31, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract Manufacturing	$190	$411	$601
Custom and White Label Finished Goods	31	-	31
Branded Consumer Products	617	-	617
Other income	12	5	17
Total revenue	850	416	1,266

Cost of sales	759	347	1,106
Operating expenses	870	161	1,031
Loss from operations	$(779)	$(92)	$(871)

As of March 31, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$1,180	$12	$1,192
Accounts receivable, net	185	741	926
Inventory	1,189	657	1,846
Prepaid expenses and other current assets	635	141	776
Total current assets	3,189	1,551	4,740

Goodwill	1,128	-	1,128
Intangibles, net	676	99	775
Property and equipment, net	748	1,381	2,129
Operating lease – right of use asset	1,294	276	1,570
Other assets	95	-	95
Total Assets	$7,130	$3,307	$10,437

Liabilities
Current liabilities:
Accounts payable	$782	$198	$980
Accounts payable – related party	3	496	499
Accrued expenses and other current liabilities	322	12	334
Deferred revenue	107	179	286
Current portion of note payable	12	87	99
Warrant liability	28	-	28
Financing lease liability, current portion	-	59	59
Operating lease liabilities, current portion	207	27	234
Total current liabilities	1,461	1,058	2,519

Operating lease liabilities, net of current portion	1,237	257	1,494
Financing lease liability, net of current portion	-	293	293
Notes payable, net of current portion	265	298	563
Total liabilities	$2,963	$1,906	$4,869

As of December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Assets:
Current assets:
Cash	$1,781	$26	$1,807
Accounts receivable, net	218	715	933
Inventory	1,101	650	1,751
Prepaid expenses and other current assets	578	45	623
Total current assets	3,678	1,436	5,114
Goodwill	1,128	-	1,128
Intangibles	685	122	807
Property and equipment, net	790	1,421	2,211
Operating lease – right of use asset	1,345	283	1,628
Other assets	95	-	95
Total Assets	$7,721	$3,262	$10,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$560	$201	$761
Accounts payable – related party	3	528	531
Accrued expenses and other current liabilities	284	26	310
Deferred revenue	-	179	179
Current portion of note payable	12	85	97
Warrant liability	118	-	118
Contingent consideration liability	178	-	178
Finance lease liability, short term	-	59	59
Operating lease liability, current portion	207	30	237
Total current liabilities	1,362	1,108	2,470

Operating lease liability, net of current portion	1,278	260	1,538
Finance lease liability, long term	-	307	307
Notes payable, net of current portion	268	320	588
Total liabilities	$2,908	$1,995	$4,903

5. Acquisition

Silly George Acquisition

On May 15, 2024, the Company entered into and closed a transaction related to an Asset Purchase Agreement dated May 15, 2024 (the “SG Purchase Agreement”) with Semmens Online Pty Ltd as Trustee for Semmens Business Trust, an Australian proprietary limited company (the “SG Seller”), whereby the Company purchased the Silly George assets (the “Silly George acquisition”). The Company believes the Silly George assets will be accretive and synergistic to its existing health and beauty customer product brands.

Under the terms of the SG Purchase Agreement on May 15, 2024, the Company paid the SG Seller a cash payment of $400 thousand and issued $200 thousand in shares of the Company’s common stock based on the 10-Day VWAP (as defined in the SG Purchase Agreement), or 89,892 of shares of the Company’s common stock. Additionally, the Company will pay the Seller a cash earn-out based on 20% of the Net Profit (as defined in the SG Purchase Agreement) related to the Silly George assets for the fiscal quarterly period beginning June 30, 2024 and ending on June 30, 2028. Per the scope exception under ASC 815, the Company has not accrued the contingent consideration.

The table below shows an analysis for the Silly George acquisition ($ in thousands):

Provisional purchase consideration at preliminary fair value:
Purchase price	$600
Consideration paid	$600

Trademark related intangibles	$600
Intangible assets acquired	$600

Kenkoderm Acquisition

On December 1, 2023, the Company closed a transaction related to an Asset Purchase Agreement dated November 30, 2023 (the “Kenkoderm Purchase Agreement”) with Olympus Trading Company, LLC, a Virginia limited liability company, whereby the Company purchased all assets related to the Kenkoderm Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (“Kenkoderm acquisition”). The Company believes the Kenkoderm brand fits its health and wellness lines of product.

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

Interest in Joint Venture – CGN

On March 1, 2023, the Company acquired a 50% interest in the CGN JV (see Note 1). The CGN JV is owned 50% by the Company and 50% by CG Labs. CG Labs contributed its existing converting and packaging division to the CGN JV, including, but not limited to, its facilities, equipment, employees, and customers. The Company will contribute $500 thousand to the CGN JV, on a schedule to be determined, to be used for equipment and facility upgrades as well as general corporate purposes for the CGN JV.

The CGN JV is considered to be a VIE and we have consolidated the CGN JV because we believe we are the primary beneficiary because we meet the power and the economics criteria, as laid out in ASC 323.

The Company recorded assets acquired and liabilities assumed in connection with the formation of the CGN JV based on their estimated fair values as of March 1, 2023.

The table below set forth the CGN JV purchase price allocation ($ in thousands):

Purchase consideration at fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs contributed business	500
Amount of consideration	$1,000
Assets acquired and liabilities assumed at fair value
Cash contributed by the Company	$500
Fixed assets	213
Product/technology related intangibles	217
Marketing related intangibles	70
Net tangible assets acquired	$1,000

Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed joint venture (the “Enigma JV”) to pursue branded consumer product retail opportunities and the development of new patch products. The Enigma JV agreement was effective January 6, 2023. As a result of this transaction, the Company owned 50% of the Enigma JV, with the remaining 50% held by Moiety. However, the Enigma JV was dissolved on December 23, 2024. As of December 31, 2024, the Company has contributed $20 thousand and $37 thousand has been contributed by the non-controlling interest portion of Enigma JV contributed business.

The Enigma JV is considered to be a VIE and we have consolidated the Enigma JV because we believe we are the primary beneficiary because we meet the power and the economics criteria, as laid out in ASC 323.

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

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Silly George acquisitions been completed as of January 1, 2024 or to project potential operating results as of any future date or for any future periods ($ in thousands except share and per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Revenues, net	$2,806	$1,727
Net loss allocable to common shareholders	$(712)	$(871)
Net loss per share	$(0.09)	$(0.14)
Weighted average number of shares outstanding	7,645,311	6,071,954

6. Variable interest entities

The following table presents the assets and liabilities of the CGN JV and Enigma JV, included in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation. The Enigma JV was dissolved on December 23, 2024.

	March 31, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$12	$26
Accounts receivable, net	827	764
Inventory	672	646
Prepaid expenses and other current assets	141	45
Total current assets	1,652	1,481
Intangibles, net	100	122
Property and equipment, net	1,381	1,421
Operating lease - right of use asset	276	283
Total assets	$3,409	$3,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,026	$912
Accounts payable – related party	496	528
Accrued expenses and other current liabilities	12	51
Deferred revenue	179	179
Current portion of note payable	87	85
Finance lease liability, short term	59	59
Operating lease liability, current portion	27	30
Total current liabilities	1,886	1,844
Operating lease liability, net of current portion	257	260
Finance lease liability, long term	293	307
Notes payable, net of current portion	298	320
Total liabilities and stockholders’ equity	$2,734	$2,731

The amounts above represent the combined assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of March 31, 2025 and December 31, 2024.

7. Operating Leases

The Company has an operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The Company also has a sublease for office and manufacturing space in Granbury, Texas that runs through February 2028. There is an option that can extend the lease term for an additional five years through February 2033. The exercise of the lease options to renew is solely at the Company’s discretion.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2025 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2025	$184
2026	301
2027	315
2028	324
2029	332
Thereafter	459
Total undiscounted operating lease payments	1,915
Less: Imputed interest	(187)
Present value of operating lease liability	$1,728
Weighted average remaining lease term	6.2 years
Weighted average discount rate	3.0%

Total operating lease expense for both the three months ended March 31, 2025 and 2024, was $71 thousand, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

March 31,
2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$61

8. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of December 31, 2024, $417 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at March 31, 2025.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of March 31, 2025 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2025	$67
2026	91
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments’	437
Less: Imputed interest	(85)
Present value of financing lease liability	$352
Weighted average remaining lease term	4.8 years
Weighted average discount rate	9.1%

9. Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$980	$723
Work-in-progress	10	25
Finished goods	856	1,003
	1,846	1,751
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,846	$1,751

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

10. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2025	2024
Machinery and equipment	3 - 10	$2,118	$2,118
Office furniture and equipment	3 - 10	187	187
Leasehold improvements	6	419	419
Construction in progress	N/A	532	532
		3,256	3,256
Less: accumulated depreciation and amortization		(1,127)	(1,045)
Property and equipment, net		$2,129	$2,211

Depreciation expense for the three months ended March 31, 2025 and 2024 was $82 thousand and $38 thousand, respectively.

11. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31,	December 31,
	2025	2024
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(216)	(191)
Product/technology related identifiable intangible assets, net	109	134
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	113
Trademark related intangibles	600	600
Accumulated amortization	(64)	(57)
Marketing related identifiable intangible assets, net	666	673
Total identifiable intangible assets, net	$775	$807

In connection with the May 15, 2024 Silly George acquisition, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 1.7 years and amortization expense amounted to $32 and $24 thousand for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2025 (remainder of year)	$93
2026	64
2027	13
2028	2
2029	2
Thereafter	1
Subtotal	175
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$775

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2025	2024
Salaries, benefits, and incentive compensation	$249	$242
Other	85	68
Total accrued expenses and other current liabilities	$334	$310

13. Common Stock

At March 31, 2025, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	588,397
Warrants to purchase common stock	4,765,205
Restricted stock units	55,874

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

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 1,651,429 of which 975,907 shares have already been awarded or exercised. The Company intends to submit this 780,000 increase under the 2019 for stockholder approval as part of the 2025 Proxy Statement. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of March 31, 2025:

	Awards	Awards		Awards
	Reserved for	Issued &	Awards	Available for
	Issuance	Outstanding	Exercised	Grant
2019 Plan(1)	1,651,429	814,985	160,922	675,522
Awards issued in excess of 2019 Plan(2)	-	100,821	74,705	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

On January 2, 2025, the Company granted options to purchase up to 150,000 shares of the Company’s common stock at a per share exercise price of $3.83 to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2024, all of which vests over a period of four years beginning December 31, 2025.

On January 2, 2025, the Company granted options to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $3.83 to Joe McGuire for his service as our Chief Financial Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2024, which 25% vest beginning September 1, 2025 and the remainder over a period of three years.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2025	588,397	$2.67	7.81
Granted	250,000	3.83	5.0
Exercised	(6,458)	2.05	—
Forfeited	—	—	—
Cancelled	(58,542)	2.01	—
Expired	(14,286)	5.25	—
Outstanding at March 31, 2025	759,111	$3.06	8.21
Exercisable at March 31, 2025	349,111	$2.09	7.30

As of March 31, 2025, vested outstanding stock options had $419 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of March 31, 2025, there was approximately $715 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 3 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

The following assumptions were used to calculate share-based compensation expense for the three months ended March 31, 2025 and 2024:

	2025	2024
Volatility	78.21%	258.01%
Risk-free interest rate	4.38%	4.42%
Dividend yield	0.0%	0.0%
Expected term	5.00 years	5.00 years

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

The company estimated the expected volatility input for the Black-Scholes model using the historical volatility of its own publicly traded common stock over a period commensurate with the expected term of the option.

Restrictive stock awards

Effective as of January 2, 2025, the Company granted an aggregated restricted stock award of 26,116 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2024. The shares vest monthly from January 2, 2025 through December 31, 2025. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 26,116 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($3.83 per share).

Effective as of January 1, 2025, the Company granted fully vested restricted stock awards of 2,500 shares of the Company’s common stock to two board members. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the aggregated 5,000 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($3.83 per share).

Effective as of January 2, 2025, the Company granted an aggregated restricted stock award of 4,082 fully vested shares of the Company’s common stock to Joseph McGuire for reimbursed expenses in the prior year. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 4,082 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($4.62 per share).

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

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2025	55,874	$2.16
Granted	35,198	3.92
Exercised and converted to common shares	(9,082)	4.19
Forfeited	—	—
Outstanding at March 31, 2025	81,990	$2.69
Exercisable at March 31, 2025	30,404	$2.41

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. Share-based compensation of $166 thousand and $54 thousand has been recorded for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $75 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2025.

Warrants

The following table shows a summary of common stock warrants through March 31, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2025	4,765,205	$5.18	2.42
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2025	4,765,205	$5.18	2.18
Exercisable at March 31, 2025	4,765,205	$5.18	2.18

As of March 31, 2025 and 2024, vested outstanding warrants had $2 thousand and $0 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

15. Notes Payable

CGN Segment

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $188 thousand and $198 thousand as of March 31, 2025 and December 31, 2024, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $197 thousand and $207 thousand as of March 31, 2025 and December 31, 2024, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1 thousand. The principal balance amounted to $6 thousand and $8 thousand as of March 31, 2025 and December 31, 2024, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $271 and $272 thousand as of March 31, 2025 and December 31, 2024, respectively.

The future annual principal amounts and accrued interest to be paid as of March 31, 2025 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2025 (remaining of the year)	$73
2026	96
2027	103
2028	111
2029	34
Thereafter	245
Total	662
Less: current portion of notes payable	99
Long-term portion of notes payable	$563

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of year ended 12/31/2024	57,777		$118
Change in fair value of warrant liability	-		(90)
Fair value as of year ended 3/31/2025	57,777		$28

The following assumptions were used to calculate the warrant liability as of March 31, 2025 and 2024, respectively:

	2025	2024
Exercise price	2.80 to $5.25	$2.80 to $5.25
Share price	$4.46	$1.99 - $2.73
Volatility	72.11% - 79.26%	237.08% - 277.25%
Risk-free interest rate	4.03%	4.21% - 5.03%
Dividend yield	0.0%	0.0%
Expected term	0.5 to 1.4 years	1.5 to 5.0 years

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of Guideline Public Companies as inputs.

17. Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Except as described in Part II, Item 1 “Legal Proceedings” of this Form 10-Q, management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

18. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

For the three months ended March 31, 2025, the Company had revenue from one customer that approximated 10% of total revenue. For the three months ended March 31, 2024, the Company had revenue from one customer that approximated 10% of total revenue.

The Company had two customers with accounts receivable balances that were 26% and 49% of total accounts receivable as of March 31, 2025. The Company had two customers with accounts receivable balances that were 24% and 44% of total accounts receivable as of March 31, 2024.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of March 31, 2025, the total amount exceeding such limit was $97 thousand. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

19. Related Party Transactions

Accounts payable – related party

As of March 31, 2025 and December 31, 2024, the Company had outstanding balances of $482 thousand and $494 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of March 31, 2025 and December 31, 2024, the Company had an outstanding balance of $17 thousand and $37 thousand due to Russell Crum, the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

20. Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after March 31, 2025, through the date these Condensed Consolidated Financial Statements were issued and has no transactions or events requiring disclosure.

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

We have four distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, and Medical Devices/Other, which are described below.

Contract Manufacturing

Customers order rolls of gel (“rollstock”). The rollstock is shipped to our customers, which they package into finished goods. Historically, this was the Company’s primary source of revenue.

Custom & White Label

These products often infuse various ingredients into our base gel to develop unique product offerings to satisfy market demand (e.g. aloe infused into the gel for a beauty mask). The rollstock is converted and packaged into salable units. The finished goods are shipped to the customer, who is ultimately responsible for product distribution. Frequently these products started as development deals, in which the customer paid the company a small fee to develop a specific product. Once completed, the customer places an order for newly developed product.

Consumer Branded Products

These products are finished goods marketed and sold directly to consumers by the Company through online and retail channels. We are responsible for sales, marketing, and distribution. The products we sell under our MedaGel brand primarily relate to healthcare over-the-counter (“OTC”) remedy solutions, such as blister and applications. In December 2023 we added a second consumer product brand when we completed the purchase of the Kenkoderm brand. The Kenkoderm skincare line was originally developed by a dermatologist to provide gentle to the skin products for consumer with psoriasis. In May 2024, we added our third consumer product brand with the purchase of the Silly George brand. Silly George is a beauty brand primarily focused on false eyelashes and other eye related products. We continue to look for additional potential acquisitions as part of our consumer product ‘roll-up” strategy.

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

Comparison of the Three Months ended March 31, 2025 and 2024 ($ in thousands)

Revenues, net.

For the three months ended March 31, 2025 revenues were $2,806 and increased by $1,540, or 121.6%, when compared to $1,266 for the three months ended March 31, 2024. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products.

Gross profit (loss). Our gross profit was $1,188 for the three months ended March 31, 2025 compared to a gross profit of $160 for the three months ended March 31, 2024. The increase of $1,028 in gross profit quarter over quarter was primarily due to the increase in consumer branded products. Gross profit was 42.3% for the three months ended March 31, 2025 compared to a gross profit of 12.6% for the three months ended March 31, 2024.

The components of cost of revenues are as follows for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenues
Materials and finished products	$1,148	$611
Share-based compensation	5	3
Compensation and benefits	101	181
Depreciation and amortization	71	31
Commission and contract fees	139	117
Equipment, production and other expenses	154	163
Total cost of revenues	$1,618	$1,106

Cost of revenues increased by $512, or 46.3%, to $1,618 for the three months ended March 31, 2025, as compared to $1,106 for the three months ended March 31, 2024. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as Silly George was acquired after the comparable 2024 time period.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended
	March 31,
	2025	2024
Selling, general and administrative expenses
Compensation and benefits	$355	$252
Share-based compensation	161	51
Depreciation and amortization	42	31
Advertising, marketing, and Amazon fees	641	136
Investor and shareholder services	63	62
Franchise tax and corporate insurance	29	58
Professional and consulting fees	506	364
Other expenses and professional fees	167	75
Total selling, general and administrative expenses	$1,964	$1,029

Selling, general and administrative expenses increased by $935, or 90.9%, to $1,964 for the three months ended March 31, 2025, as compared to $1,029 for the three months ended March 31, 2024. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $103, or 40.9%, to $355 for the three months ended March 31, 2025, as compared to $252 for the three months ended March 31, 2024. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $110, or 215.7%, to $161 for the three months ended March 31, 2025, as compared to $51 for the three months ended March 31, 2024. The share-based compensation increase is related to the issuance of stock options and restricted awards to our officers, employees, and advisors compared to the same prior year period.

Advertising, marketing, Amazon fees increased by $505, or 371.3%, to $641 for the three months ended March 31, 2025, as compared to $136 for the three months ended March 31, 2024. The increase primarily pertains to an increase in consumer branded product sales year over year.

Investor and shareholder services increased by $1, or 1.6%, to $63 for the three months ended March 31, 2025, as compared to $62 for the three months ended March 31, 2024. The decrease is due to a reduction of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $29, or 50.0%, to $29 for the three months ended March 31, 2025, as compared to $58 thousand for the three months ended March 31, 2024.

Professional and consulting fees increased by $142, or 39.0%, to $506 for the three months ended March 31, 2025, as compared to $364 for the three months ended March 31, 2024. We continued to incur accounting and consulting fees associated with public company governance requirements. Additionally, we incurred significant expenses related to our European Medical Device Regulation project in preparation for entering European markets.

Other Expenses increased by $92, or 122.6%, to $167 for the three months ended March 31, 2025 from $75 for the three months ended March 31, 2024. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $1 and $2 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Liquidity and Capital Resources ($ in thousands)

Cash Flow (in thousands)

	March 31,	March 31,
	2025	2024
Net cash used in operating activities	$(400)	$(1,092)
Net cash provided by (used in) investing activities	-	(118)
Net cash provided by (used in) financing activities	(215)	929
Net increase (decrease) in cash and cash equivalents	(615)	(281)
Cash and cash equivalents at beginning of year	1,807	2,700
Cash and cash equivalent at end of quarter	$1,192	$2,419

As of March 31, 2025, we had $1,192 of cash and cash equivalents, compared to $1,807 of cash and cash equivalents at December 31, 2024. Net cash used in operating activities was $400 and $1,092 for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in investing activities was $0 and net cash used in investing activities was $118 for the three months ended March 31, 2025 and 2024, respectively, consisting of the sales of marketable securities of $34 and purchases of capital equipment of $152 for three months ended March 31, 2024.

Net cash used in financing activities for March 31, 2025 was $37 is attributable to the principal payments of notes payable and principal payments of financing lease liabilities and payment of contingent consideration of $178. Net cash provided by financing activities for the three months ended March 31, 2024 was $929 consisting of net proceeds from the RDO of $946, offset by principal payments of notes payable of $8 and by principal payment on financing lease liability of $9.

At March 31, 2025, current assets totaled $4,740 and current liabilities totaled $2,519, as compared to current assets totaling $5,114 and current liabilities totaling $2,470 at December 31, 2024. As a result, we had working capital of $2,221 at March 31, 2025, compared to a working capital of $2,644 at December 31, 2024. The change in the working capital as of March 31, 2025 is primarily attributable to the loss from operations of $777.

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

Off Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2025, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective as of March 31, 2025, due to material weaknesses in our internal control over financial reporting, which are described below.

Specifically, management has concluded that its internal control over financial reporting was not effective as of March 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to the following: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we identified one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems. To remediate these material weaknesses, we are working to do the following: (i) implementing appropriate controls for accounting journal entry approvals, including the approval of our Chief Financial Officer, and (ii) either actively monitoring any accounting user with elevated rights or assigning another employee outside of an accounting and reporting role with elevated access. We expect to complete these remediation efforts by June 30, 2025 or, at the latest, by September 30, 2025.

Additionally, we have not designed controls to ensure the financial reporting process is operating effectively.  We noted improper fair value adjustments to contingent consideration, failure to record adequate inventory reserves and various balance sheet accounts not being properly reconciled. We intend to design controls to ensure the financial information is accurate, complete, and recorded in the correct period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2025, we filed a Complaint for Declaratory Judgment against Kiss Nail Products, Inc. (“Kiss Nail Products”) in the United States District Court for the Eastern District of Pennsylvania (NexGel, Inc. v. Kiss Nails Products, Inc.). The dispute relates a takedown notice sent by Kiss Nail Products to Amazon.com claiming that our ready-to-use eyelash extension products sold under our Silly George brand violate a United States patent owned by Kiss Nail Products. Based on advice from our patent legal counsel, we believe the patent owned by Kiss Nails Products is invalid and expect to prevail in our action for declaratory judgment to declare the patent invalid. However, if we are unable to prevail in our action, certain of our ready-to-use eyelash extension products may be removed from Amazon.com, which would result in a material adverse effect to our business and financial results.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described above, we are currently not aware of any such legal proceedings or claims.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2025 to the risk factors that were included in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended March 31, 2025

The Company did not sell any unregistered securities during the three months ended March 31, 2025.

(b) Issuer Repurchases of Securities during the three months ended March 31, 2025

The Company did not repurchase any of its securities during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: May 13, 2025	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph F. McGuire
	Name:	Joseph F. McGuire
	Title:	Chief Financial Officer
(Principal Financial Officer)

