Form 10-Q
period 2025-06-30
NEXGEL, INC.
filed 2025-08-12
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 12, 2025 the registrant had 8,067,580 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$725	$1,807
Accounts receivable, net	753	933
Inventory, net	1,821	1,751
Prepaid expenses and other current assets	863	623
Total current assets	4,162	5,114
Goodwill	1,128	1,128
Intangibles, net	744	807
Property and equipment, net	2,070	2,211
Operating lease - right of use asset	1,512	1,628
Other assets	95	95
Total assets	$9,711	$10,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$826	$761
Accounts payable - related party	447	531
Accrued expenses and other current liabilities	534	310
Deferred revenue	180	179
Current portion of note payable	99	97
Warrant liability	14	118
Contingent consideration liability	-	178
Financing lease liability, current portion	62	59
Operating lease liabilities, current portion	234	237
Total current liabilities	2,396	2,470
Operating lease liabilities, net of current portion	1,446	1,538
Financing lease liability, net of current portion	275	307
Notes payable, net of current portion	539	588
Total liabilities	4,656	4,903

Commitments and Contingencies (Note 17)	-	-

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 7,654,537 and 7,638,497 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	24,036	23,743
Accumulated deficit	(19,373)	(17,996)
Total NexGel stockholders’ equity	4,671	5,755
Non-controlling interest in joint venture	384	325
Total stockholders’ equity	5,055	6,080
Total liabilities and stockholders’ equity	$9,711	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues, net	$2,884	$1,440	$5,690	$2,706

Cost of revenues	1,626	1,147	3,244	2,187

Gross profit	1,258	293	2,446	519

Operating expenses:
Research and development	-	76	1	78
Selling, general and administrative	1,894	1,271	3,858	2,366
Total operating expenses	1,894	1,347	3,859	2,444

Loss from operations	(636)	(1,054)	(1,413)	(1,925)

Other income (expense):
Interest expense, net	(21)	(29)	(42)	(44)
Loss on sale of assets	-	(4)	-	(4)
Other expense	(37)	-	(76)	-
Other income	41	6	109	6
Gain on investments	-	23	-	57
Changes in fair value of warrant liability	13	79	104	26
Total other income (expense), net	(4)	75	95	41
Loss before income taxes	(640)	(979)	(1,318)	(1,884)
Income tax expense	-	-	-	-
Net loss	(640)	(979)	(1,318)	(1,884)
Less: Income (loss) attributable to non-controlling interest in joint venture	(25)	94	(59)	146
Net loss attributable to NexGel stockholders	$(665)	$(885)	$(1,377)	$(1,738)
Net loss per common share - basic	$(0.09)	$(0.14)	$(0.18)	$(0.28)
Net loss per common share - diluted	$(0.09)	$(0.14)	$(0.18)	$(0.28)
Weighted average shares used in computing net loss per common share - basic	7,654,348	6,254,659	7,649,878	6,118,212
Weighted average shares used in computing net loss per common share – diluted	7,654,348	6,254,659	7,649,878	6,118,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2025	7,638,497	$8	$23,743	$(17,996)	$325	$6,080

Share-based compensation and restricted stock vesting	15,540	—	166	—	—	166

Net income (loss)	—	—	—	(712)	34	(678)

Balance, March 31, 2025	7,654,037	8	23,909	(18,708)	359	5,568

Share-based compensation and restricted stock vesting	500	—	127	—	—	127

Net income (loss)	—	—	—	(665)	25	(640)
Balance, June 30, 2025	7,654,537	$8	$24,036	$(19,373)	$384	$5,055

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$(14,715)	$469	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Equity offering proceeds, net of expenses	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the equity offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(853)	(52)	(905)

Balance, March 31, 2024	6,227,624	6	20,350	(15,568)	417	5,205

Share-based compensation and restricted stock vesting	1,750	—	55	—	—	55

Shares issued in acquisition	89,892	—	200	—	—	200

Issuance of shares for services	5,000	—	9	—	—	9

Non-controlling interest contribution	—	—	—	—	37	37

Net loss	—	—	—	(885)	(94)	(979)

Balance, June 30, 2024	6,324,266	$6	$20,614	$(16,453)	$360	$4,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(1,377)	$(1,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	59	(146)
Depreciation and amortization	225	144
Net changes in operating lease assets and liabilities	21	22
Share-based compensation and restricted stock vesting	293	118
Gain on investment in marketable securities	—	(57)
Changes in fair value of warrant liability and warrant modification expense	(104)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	180	28
Inventory	(70)	(127)
Prepaid expenses and other assets	(240)	(68)
Accounts payable	65	117
Accounts payable – related party	(84)	(105)
Accrued expenses and other current liabilities	224	(113)
Deferred revenue	1	159
Net Cash Used in Operating Activities	(807)	(1,792)

Investing Activities
Proceeds from sales of marketable securities	—	57
Capital expenditures	(20)	(361)
Net cash paid for asset acquisition	—	(400)
Net Cash Used in Investing Activities	(20)	(704)

Financing Activities
Proceeds from equity offering, net of expenses	—	946
Investment by joint venture partner	—	37
Payment of contingent consideration liability	(178)	(69)
Principal payment on financing lease liability	(29)	(22)
Principal payments of notes payable	(48)	(27)
Net Cash Provided by (Used in) Financing Activities	(255)	865
Net Decrease in Cash	(1,082)	(1,631)
Cash – Beginning of period	1,807	2,700
Cash – End of period	$725	$1,069
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$18	$27
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Shares issued in conjunction with asset acquisition	$—	$200
Property and equipment financed under notes payable	$—	$165
Property and equipment financed under financing leases	$—	$416

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

On May 15, 2024, the Company purchased substantially all of the assets from Semmens Online Pty Ltd as Trustee for Semmens Business Trust (the “SG Seller”) related to the SG Seller’s eyeliner, fake eyelashes, lash serum and mascara business operating under the tradename “Silly George” (collectively, the “Silly George acquisition”).

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

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with GAAP for interim financial information and the instructions to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned CGN JV (see Note 5).

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2025, the Company had a cash balance of $725 thousand. For the six months ended June 30, 2025, the Company incurred a net loss attributable to NexGel stockholders of $1.4 million and had a net usage of cash in operating activities of $807 thousand. In addition, the Company had working capital of $1.8 million as of June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania as well as the Kenkoderm acquisition, the Silly George acquisition and the Enigma JV. However, the Enigma JV was dissolved on December 23, 2024.

The CGN segment is comprised of the CGN JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of separating Accounts payable – related party from Accounts payable within the June 30, 2024 condensed consolidated statement of cashflows and we have reclassified expenses on our statement of operations realigning certain expenses previously classified as selling, general and administrative to cost of revenue related to our online sales commissions and contract fees.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $8 thousand as of June 30, 2025 and $5 thousand as of December 31, 2024.

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

The “Cost of revenues” line item in the condensed consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. As of June 30, 2025 and December 31, 2024, there was no reserve recorded against inventories.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $9 thousand and $46 thousand of prepaid insurance, and $854 thousand and $577 thousand general prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024, respectively.

Other Assets

Other assets are recorded at historical costs, and as of June 30, 2025 and December 31, 2024, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

Disaggregated revenue by sales type ($ in thousands):

	Three Months Ended
	June 30,
	2025	2024
Contract manufacturing	$863	$425
Custom and white label finished goods manufacturing	27	11
Consumer branded products	1,884	968
Other	110	36
Total	$2,884	$1,440

	Six Months Ended
	June 30,
	2025	2024
Contract manufacturing	$1,811	$1,026
Custom and white label finished goods manufacturing	27	42
Consumer branded products	3,666	1,585
Other	186	53
Total	$5,690	$2,706

Contract Liabilities

As of June 30, 2025 and December 31, 2024, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $180 thousand and $179 thousand at June 30, 2025 and December 31, 2024, respectively, that the Company had not satisfied as of the end of the respective period.

The following table provides information about contract liabilities from contracts with our customers ($ in thousands).

	June 30, 2025	December 31, 2024
Deferred revenue	$180	$179
Total Deferred revenue	$180	$179

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2024	$179
Non-cancelable contracts with customers entered during the period	112
Revenue recognized related to non-cancelable contracts with customers during the period	(111)
Balance, June 30, 2025	$180

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

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 14 for further details regarding the 2019 Plan.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance resulted in the Company being required to include enhanced disclosures relating to its reportable segments. The Company adopted this new standard during the year ended December 31, 2024.

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

Management expects adoption of this ASU will enhance consistency and transparency in financial reporting, without a material impact on the Company’s financial position or results of operations when future joint ventures are established.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its year-end financial statements.

4. Business Segments

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income or (loss) as the profitability measure. Items outside of operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024 and the balances of assets and liabilities for each segment at June 30, 2025 and December 31, 2024 is presented below.

Three Months Ended June 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract manufacturing	$350	$513	$863
Custom and white label finished goods	27	-	27
Branded consumer products	1,884	-	1,884
Other income	72	38	110
Total revenue	2,333	551	2,884

Cost of sales	1,283	343	1,626
Operating expenses	1,761	133	1,894
Income (loss) from operations	$(711)	$75	$(636)

Three Months Ended June 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract manufacturing	$78	$347	$425
Custom and white label finished goods	11	-	11
Branded consumer products	968	-	968
Other income	33	3	36
Total revenue	1,090	350	1,440

Cost of sales	822	325	1,147
Operating expenses	1,205	142	1,347
Loss from operations	$(937)	$(117)	$(1,054)

Six Months Ended June 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract manufacturing	$517	$1,294	$1,811
Custom and white label finished goods	27	-	27
Branded consumer products	3,666	-	3,666
Other income	121	65	186
Total revenue	4,331	1,359	5,690

Cost of sales	2,326	918	3,244
Operating expenses	3,588	271	3,859
Income (loss) from operations	$(1,583)	$170	$(1,413)

Six Months Ended June 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract manufacturing	$269	$757	$1,026
Custom and white label finished goods	42	-	42
Branded consumer products	1,585	-	1,585
Other income	45	8	53
Total revenue	1,941	765	2,706

Cost of sales	1,516	671	2,187
Operating expenses	2,141	303	2,444
Loss from operations	$(1,716)	$(209)	$(1,925)

As of June 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Assets:
Current assets:
Cash	$554	$171	$725
Accounts receivable, net	294	459	753
Inventory	1,219	602	1,821
Prepaid expenses and other current assets	761	102	863
Total current assets	2,828	1,334	4,162

Goodwill	1,128	-	1,128
Intangibles, net	667	77	744
Property and equipment, net	723	1,347	2,070
Operating lease – right of use asset	1,244	268	1,512
Other assets	95	-	95
Total Assets	$6,685	$3,026	$9,711

Liabilities
Current liabilities:
Accounts payable	$752	$74	$826
Accounts payable – related party	-	447	447
Accrued expenses and other current liabilities	513	21	534
Deferred revenue	2	178	180
Current portion of note payable	10	89	99
Warrant liability	14	-	14
Financing lease liability, current portion	-	62	62
Operating lease liabilities, current portion	207	27	234
Total current liabilities	1,498	898	2,396

Operating lease liabilities, net of current portion	1,196	250	1,446
Financing lease liability, net of current portion	-	275	275
Notes payable, net of current portion	264	275	539
Total liabilities	$2,958	$1,698	$4,656

As of December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Assets:
Current assets:
Cash	$1,781	$26	$1,807
Accounts receivable, net	218	715	933
Inventory	1,101	650	1,751
Prepaid expenses and other current assets	578	45	623
Total current assets	3,678	1,436	5,114
Goodwill	1,128	-	1,128
Intangibles	685	122	807
Property and equipment, net	790	1,421	2,211
Operating lease – right of use asset	1,345	283	1,628
Other assets	95	-	95
Total Assets	$7,721	$3,262	$10,983

Liabilities
Current liabilities:
Accounts payable	$560	$201	$761
Accounts payable – related party	3	528	531
Accrued expenses and other current liabilities	284	26	310
Deferred revenue	-	179	179
Current portion of note payable	12	85	97
Warrant liability	118	-	118
Contingent consideration liability	178	-	178
Finance lease liability, short term	-	59	59
Operating lease liability, current portion	207	30	237
Total current liabilities	1,362	1,108	2,470

Operating lease liability, net of current portion	1,278	260	1,538
Finance lease liability, long term	-	307	307
Notes payable, net of current portion	268	320	588
Total liabilities	$2,908	$1,995	$4,903

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

Under the terms of the Kenkoderm Purchase Agreement, the Company paid the Kenkoderm Seller a cash payment of $547 thousand on December 1, 2023. The Kenkoderm Seller is entitled to a quarterly contingent earn-out payment based on a set formula. The earn-out is equal to two times the base purchase price of $547 thousand times the ratio of current quarter’s sales divided by the quarterly sales from the same period in the prior year less the base purchase price and multiplied by one quarter. Additionally, the Company will pay the Kenkoderm Seller a cash earn-out of the same amount each quarter, payable in the subsequent month following quarter end, subject to adjustment. The cash earn-out can fluctuate higher or lower based on the quarterly results of the Kenkoderm business during 2024 according to the formula contained in the Kenkoderm Purchase Agreement. The contingent consideration has been settled and the earn-out payments amounted to $178 thousand and $279 thousand in 2025 and 2024, respectively, net of an adjustment in fair value of contingent consideration of $18 in 2024.

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

Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed joint venture (the “Enigma JV”) to pursue branded consumer product retail opportunities and the development of new patch products. The Enigma JV agreement was effective January 6, 2023. As a result of this transaction, the Company owned 50% of the Enigma JV, with the remaining 50% held by Moiety. However, the Enigma JV was dissolved on December 23, 2024. As of December 31, 2024, the Company contributed $20 thousand and the non-controlling interest portion of Enigma JV contributed $37 thousand.

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

	For the Six Months Ended June 30,
	2025	2024
Revenues, net	$5,690	$3,280
Net loss allocable to common shareholders	$(1,377)	$(1,780)
Net loss per share	$(0.18)	$(0.29)
Weighted average number of shares outstanding	7,649,878	6,208,104

6. Variable interest entities

The following table presents the assets and liabilities of the CGN JV and Enigma JV, included in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation. The Enigma JV was dissolved on December 23, 2024.

	June 30, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$171	$26
Accounts receivable, net	506	764
Inventory	621	646
Prepaid expenses and other current assets	102	45
Total current assets	1,400	1,481
Intangibles, net	77	122
Property and equipment, net	1,347	1,421
Operating lease - right of use asset	268	283
Total assets	$3,092	$3,307

LIABILITIES
Current Liabilities:
Accounts payable	$738	$912
Accounts payable – related party	447	528
Accrued expenses and other current liabilities	21	51
Deferred revenue	178	179
Current portion of note payable	89	85
Finance lease liability, short term	62	59
Operating lease liability, current portion	27	30
Total current liabilities	1,562	1,844
Operating lease liability, net of current portion	250	260
Finance lease liability, long term	275	307
Notes payable, net of current portion	275	320
Total liabilities	$2,362	$2,731

The amounts above represent the combined assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of June 30, 2025 and December 31, 2024.

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2025 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2025	$122
2026	301
2027	315
2028	324
2029	332
Thereafter	459
Total undiscounted operating lease payments	1,853
Less: Imputed interest	(173)
Present value of operating lease liability	$1,680
Weighted average remaining lease term	5.9 years
Weighted average discount rate	3.0%

Total operating lease expense for both the six months ended June 30, 2025 and 2024, was $143 thousand and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

June 30,
2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$122

8. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of December 31, 2024, $417 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at June 30, 2025.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of June 30, 2025 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2025	$45
2026	91
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments’	415
Less: Imputed interest	(78)
Present value of financing lease liability	$337
Weighted average remaining lease term	4.6 years
Weighted average discount rate	9.1%

9. Inventory

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$831	$723
Work-in-progress	52	25
Finished goods	938	1,003
	1,821	1,751
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$1,821	$1,751

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and CVS. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

10. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2025	2024
Machinery and equipment	3 - 10	$2,123	$2,118
Office furniture and equipment	3 - 10	191	187
Leasehold improvements	6	419	419
Construction in progress	N/A	543	532
		3,276	3,256
Less: accumulated depreciation and amortization		(1,206)	(1,045)
Property and equipment, net		$2,070	$2,211

Depreciation expense for the six months ended June 30, 2025 and 2024 was $162 thousand and $76 thousand, respectively.

11. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30,	December 31,
	2025	2024
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(240)	(191)
Product/technology related identifiable intangible assets, net	85	134
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	113
Trademark related intangibles	600	600
Accumulated amortization	(71)	(57)
Marketing related identifiable intangible assets, net	659	673
Total identifiable intangible assets, net	$744	$807

In connection with the May 15, 2024 Silly George acquisition, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

The intangible assets with definite lives are being amortized on a straight-line basis over their weighted average estimated useful life of 1.6 years and amortization expense amounted to $63 and $72 thousand for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2025 (remainder of year)	$62
2026	64
2027	13
2028	2
2029	2
Thereafter	1
Subtotal	144
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$744

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2025	2024
Salaries, benefits, and incentive compensation	$340	$242
Other	194	68
Total accrued expenses and other current liabilities	$534	$310

13. Common Stock

At June 30, 2025, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	879,111
Warrants to purchase common stock	4,765,205
Restricted stock units	89,990

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

The net proceeds to the Company from the February Offering were $900 thousand, after deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the warrants. The Company has and intends to continue to use the net proceeds from the February Offering RDO for working capital and for general corporate purposes.

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

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 1,651,429 of which 975,907 shares have already been awarded or exercised. The Company’s stockholders approved this 780,000 increase at the Company’s 2025 Annual Meeting of Stockholders held on June 17, 2025. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of June 30, 2025:

	Awards Reserved	Awards Issued &	Awards	Awards Available
	for Issuance	Outstanding	Exercised	for Grant
2019 Plan(1)	1,651,429	1,104,407	161,422	547,022
Awards issued outside of 2019 Plan(2)	-	100,821	74,705	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

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

Non-incentive stock options

On June 25, 2025, the Company granted to each of its four non-employee Board members options to purchase up to 30,000 shares of the Company’s common stock at a per share exercise price of $2.32 for their services as Board members until the Company’s 2026 Annual Meeting of Stockholders. The options vest in equal 2,500 share amounts over the continuous twelve months beginning on July 31, 2025.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2025	588,397	$2.67	7.81
Granted	370,000	3.34	7.97
Exercised	(6,458)	2.05	—
Forfeited	—	—	—
Cancelled	(58,542)	2.01	—
Expired	(14,286)	5.25	—
Outstanding at June 30, 2025	879,111	$2.96	7.45
Exercisable at June 30, 2025	374,111	$2.13	7.30

As of June 30, 2025, vested outstanding stock options had $232 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of June 30, 2025, there was approximately $687 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 3 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

The following assumptions were used to calculate share-based compensation expense for the six months ended June 30, 2025 and 2024:

	2025	2024
Volatility	78.21%	258.01%
Risk-free interest rate	4.38%	4.42%
Dividend yield	0.0%	0%
Expected term	5.00 years	5.00 years

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

Restricted stock awards

Effective as of June 25, 2025, the Company granted restricted stock awards of 5,000 shares of the Company’s common stock to two Board members for the services as Chairperson of the Board and Chairperson of the Audit Committee, respectively, until the Company’s 2026 Annual Meeting of Stockholders. The 5,000 shares vest in equal 417 share amounts over the following continuous twelve month beginning on July 31, 2025 (with 413 shares vesting month twelve due to rounding adjustments). Under ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company has measured the value of the aggregated 10,000 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.32 per share).

Effective as of January 2, 2025, the Company granted an aggregated restricted stock award of 26,116 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2024. The shares vest monthly from January 2, 2025 through December 31, 2025. Under ASC 718, the Company has measured the value of the 26,116 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($3.83 per share).

Effective as of January 1, 2025, the Company granted fully vested restricted stock awards of 2,500 shares of the Company’s common stock to two Board members. Under ASC 718, the Company has measured the value of the aggregated 5,000 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($3.83 per share).

Effective as of January 2, 2025, the Company granted an aggregated restricted stock award of 4,082 fully vested shares of the Company’s common stock to Joseph McGuire for reimbursed expenses in the prior year. Under ASC 718, the Company has measured the value of the 4,082 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($4.62 per share).

Effective as of January 1, 2024, the Company granted an aggregated restricted stock award of 22,222 shares of the Company’s common stock to Adam Levy for his service as our Chief Executive Officer pursuant to the terms of his Executive Employment Agreement dated December 31, 2023. The shares vest monthly from April 1, 2024 through December 31, 2024. Under ASC 718, the Company has measured the value of the 22,222 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($2.25 per share).

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2025	55,874	$2.16
Granted	45,198	3.57
Exercised and converted to common shares	(9,582)	4.11
Forfeited	(1,500)	2.72
Outstanding at June 30, 2025	89,990	$2.65
Exercisable at June 30, 2025	36,432	$2.66

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. Share-based compensation of $293 thousand and $118 thousand has been recorded for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $124 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2025.

Warrants

The following table shows a summary of common stock warrants through June 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2025	4,765,205	$5.18	2.42
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2025	4,765,205	$5.18	1.93
Exercisable at June 30, 2025	4,765,205	$5.18	1.93

As of June 30, 2025 and 2024, vested outstanding warrants had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

15. Notes Payable

CGN Segment

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $178 thousand and $198 thousand as of June 30, 2025 and December 31, 2024, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $186 thousand and $207 thousand as of June 30, 2025 and December 31, 2024, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1 thousand. The principal balance amounted to $4 thousand and $8 thousand as of June 30, 2025 and December 31, 2024, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $270 thousand and $272 thousand as of June 30, 2025 and December 31, 2024, respectively.

The future annual principal amounts and accrued interest to be paid as of June 30, 2025 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2025 (remaining of the year)	$49
2026	96
2027	103
2028	111
2029	34
Thereafter	245
Total	638
Less: current portion of notes payable	99
Long-term portion of notes payable	$539

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of 12/31/2024	57,777	$2.05	$118
Change in fair value of warrant liability	-		(104)
Fair value as of 6/30/2025	57,777	$0.25	$14

The following assumptions were used to calculate the warrant liability as of June 30, 2025 and 2024, respectively:

	2025	2024
Exercise price	2.80 to $5.25	2.80 to $5.25
Share price	$2.58-2.98	$1.99 - $2.73
Volatility	67.98% - 79.26%	113.39% - 283.32%
Risk-free interest rate	4.03 – 4.41%	4.21% - 5.09%
Dividend yield	0.0%	0.0%
Expected term	0.3 to 1.4 years	1.2 to 5.0 years

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of guideline public companies as inputs.

17. Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Except as described in Part II, Item 1 “Legal Proceedings” of this Form 10-Q, management is not currently aware of any matters that will or may have a material effect on the financial position, results of operations, or cash flows of the Company.

18. Concentrations of Risk

The Company’s revenues are concentrated in a small group of customers with some individually having more than 10% of total revenues.

For the six months ended June 30, 2025, the Company had revenue from one customer that approximated 10% of total revenue. For the six months ended June 30, 2024, the Company had revenue from one customer that approximated 15% of total revenue.

The Company had three customers with accounts receivable balances that were 12%, 14% and 35% of total accounts receivable as of June 30, 2025. The Company had two customers with accounts receivable balances that were 58% and 14% of total accounts receivable as of June 30, 2024.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Such cash balances are currently in excess of the FDIC insurance limit of $250 thousand. As of June 30, 2025, there is not balance exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

19. Related Party Transactions

Accounts payable – related party

As of June 30, 2025 and December 31, 2024, the Company had outstanding balances of $447 thousand and $494 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of June 30, 2025 and December 31, 2024, the Company had an outstanding balance of $0 thousand and $37 thousand due to Russell Crum, the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

20. Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after June 30, 2025, through the date these Condensed Consolidated Financial Statements were issued and has no transactions or events requiring disclosure except as disclosed below.

Partnership Agreement

On July 14, 2025, the Company announced expanding its partnership with STADA Arzneimittel AG (“STADA”), a European leader in consumer health. The expansion includes the planned launch of digestive enzyme formulas and solutions targeting scars and stretch marks and includes a $1 million advance from STADA to NEXGEL in non-dilutive capital to support product launches and marketing efforts.

August Financing

On July 31, 2025, the Company entered into subscription agreements with investors for the sale by the Company of an aggregate of 413,043 shares of its common stock at a price to the public of $2.30 per share (the “August Financing”). In connection with the August Financing, the Company issued warrants to purchase up to an aggregate of 206,521 shares of the Company’s common stock at an exercise price of $4.25 per share (the “Warrants”). The closing of the August Financing occurred on August 5, 2025 (the “August Closing Date”). On or about the August Closing Date, the Company issued 413,043 shares of common stock and issue Warrants to purchase up to 206,521 shares of common stock

Subject to certain ownership limitations, each of the Warrants will become exercisable on the August Closing Date and will expire five years after the August Closing Date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the Warrants to or by the holder. The holder of an Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The gross proceeds to the Company from the August Financing were approximately $950,000, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds from the August Financing for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) to act as the placement agent (the “August Placement Agent”) for the August Financing. The Company agreed to pay the August Placement Agent a cash fee of 8% of the aggregate gross proceeds in the August Financing received from non-affiliates of the Company. Additionally, and upon the closing of the August Financing, the Company agreed to issue to the August Placement Agent warrants exercisable for a period of five years to purchase up to 8% of the number of shares sold in August Financing, or up to 33,044 shares, at a per share exercise price of $4.25.

Additionally, on July 31, 2025, the Company agreed to sell 45,652 shares of its common Stock at a per share price of $2.30 to a consultant of the Company, a member of the board of directors of the Company and one additional existing stockholder of the Company for aggregate gross proceeds of $105,000 (the “Additional Private Placement”). The investors in the Additional Private Placement will also receive Warrants to purchase up to additional 22,826 shares of Common Stock. The Placement Agent will not receive any fees relating to the Additional Private Placement.

New Board Member

On July 31, 2025, Steven A. Ciardiello was appointed to the Board of the Company to serve for a term expiring at the Company’s next annual meeting of stockholders or his successor is duly elected and qualified. Mr. Ciardiello was also appointed as a member to the Audit Committee of the Board.

In connection with Mr. Ciardiello’s appointment to the Board, the Board granted Mr. Ciardiello an option to purchase up to 30,000 shares of the Company’s common stock (the “Option Grant”) pursuant to the 2019 Plan. The exercise price of the Option Grant is $2.25 per share, which was the Fair Market Value (as defined in the Plan) of the Company’s common stock on July 31, 2025. The number of shares underlying the Option Grant vest as follows: in equal 2,500 share amounts over the continuous twelve months (on the last calendar day of each month) beginning on July 31, 2025.

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

Comparison of the Three Months ended June 30, 2025 and 2024 ($ in thousands)

Revenues, net.

For the three months ended June 30, 2025 revenues were $2,884 and increased by $1,444, or 100.3%, when compared to $1,440 for the three months ended June 30, 2024. The increase in our overall revenues was primarily due to sales growth in both our contract manufacturing and branded products.

Gross profit (loss). Our gross profit was $1,258 for the three months ended June 30, 2025 compared to a gross profit of $293 for the three months ended June 30, 2024. The increase of $965 in gross profit quarter over quarter was primarily due to the increase in consumer branded products. Gross profit was 43.6% for the three months ended June 30, 2025 compared to a gross profit of 20.3% for the three months ended June 30, 2024.

The components of cost of revenues are as follows for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended
	June 30,
	2025	2024
Cost of revenues
Materials and finished products	$1,127	$676
Share-based compensation	4	2
Compensation and benefits	107	154
Depreciation and amortization	69	29
Commission and contract fees	148	117
Equipment, production and other expenses	171	169
Total cost of revenues	$1,626	$1,147

Cost of revenues increased by $479, or 41.8%, to $1,626 for the three months ended June 30, 2025, as compared to $1,147 for the three months ended June 30, 2024. The increase in cost of revenues is primarily aligned with sales of branded consumer products, as Silly George was acquired in May of 2024 and costs have increased $289 or 333% for this product.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended
	June 30,
	2025	2024
Selling, general and administrative expenses
Compensation and benefits	$387	$252
Share-based compensation	123	53
Depreciation and amortization	42	52
Advertising, marketing, and Amazon fees	621	325
Investor and shareholder services	112	88
Franchise tax and corporate insurance	35	22
Professional and consulting fees	421	401
Other expenses and professional fees	153	78
Total selling, general and administrative expenses	$1,894	$1,271

Selling, general and administrative expenses increased by $623, or 49.0%, to $1,894 for the three months ended June 30, 2025, as compared to $1,271 for the three months ended June 30, 2024. The increase in Selling, general and administrative expenses is primarily attributable to the factors described below.

Compensation and benefits increased by $135, or 53.6%, to $387 for the three months ended June 30, 2025, as compared to $252 for the three months ended June 30, 2024. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $70, or 132.1%, to $123 for the three months ended June 30, 2025, as compared to $53 for the three months ended June 30, 2024. The share-based compensation increase is related to the issuance of stock options and restricted awards to our officers, employees, and advisors compared to the same prior year period.

Advertising, marketing, Amazon fees increased by $296 or 91.1%, to $621 for the three months ended June 30, 2025, as compared to $325 for the three months ended June 30, 2024. The increase primarily pertains to an increase in consumer branded product sales year over year.

Investor and shareholder services increased by $24, or 27.3%, to $112 for the three months ended June 30, 2025, as compared to $88 for the three months ended June 30, 2024. The increase is due to an increase of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $13, or 59.1%, to $35 for the three months ended June 30, 2025, as compared to $22 thousand for the three months ended June 30, 2024.

Professional and consulting fees increased by $20, or 5.0%, to $421 for the three months ended June 30, 2025, as compared to $401 for the three months ended June 30, 2024. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other Expenses increased by $75, or 96.1%, to $153 for the three months ended June 30, 2025 from $78 for the three months ended June 30, 2024. Other Selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $0 and $76 for the three months ended June 30, 2025 and June 30, 2024, respectively.

Comparison of the Six Months ended June 30, 2025 and 2024 (in thousands)

Revenues, net

For the six months ended June 30, 2025, revenues were $5,690 and increased by $2,984, or 110.3%, when compared to $2,706 for the six months ended June 30, 2024. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, and the prior year period included gross revenue for a partial year from Silly George of $380 from May 15, 2024 through June 30, 2024.

Gross profit. Our gross profit was $2,446 for the six months ended June 30, 2025, compared to a gross profit of $519 for the six months ended June 30, 2024. The increase of $1,927 in gross profit recorded for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to increase in branded consumer products. Gross profit was approximately 43.0% for the six months ended June 30, 2025, compared to a gross profit of 19.2% for the six months ended June 30, 2024.

The components of cost of revenues are as follows for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cost of revenues
Materials and finished products	$2,274	$1,287
Share based compensation	10	5
Compensation and benefits	208	335
Depreciation and amortization	141	60
Commissions and contract fees	286	168
Equipment, production, and other expenses	325	332
Total cost of revenues	$3,244	$2,187

Cost of revenues increased by $1,057, or 48.3%, to $3,244 for the six months ended June 30, 2025, as compared to $2,187 for the six months ended June 30, 2024. The increase in cost of revenues pertains to an increase in materials and finished products. The increase in cost of revenues is primarily aligned with sales of branded consumer products and the acquisition of Silly George in the prior year period which increased by 333%.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Selling, general, and administrative expenses
Compensation and benefits	$742	$504
Share-based compensation	284	104
Depreciation and amortization	84	83
Advertising, marketing, and Amazon fees	1,263	527
Investor and shareholder services	176	150
Franchise tax and corporate insurance	64	80
Professional and consulting fees	927	765
Other expenses	318	153
Total selling, general and administrative expenses	$3,858	$2,366

Selling, general, and administrative expenses increased by $1,492, or 63.1%, to $3,858 for the six months ended June 30, 2025, as compared to $2,366 for the six months ended June 30, 2024. The increase in selling, general, and administrative expenses is primarily attributable to increased Advertising, marketing and Amazon fees, which directly correlates to our growth in branded consumer products.

Compensation and benefits increased by $238, or 47.2%, to $742 for the six months ended June 30, 2025, as compared to $504 for the six months ended June 30, 2024. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $180, or 173.1%, to $284 for the six months ended June 30, 2025, as compared to $104 for the six months ended June 30, 2024. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, Amazon fees increased by $736 or 139.7%, to $1,263 for the six months ended June 30, 2025, as compared to $527 for the six months ended June 30, 2024. The increase is due to the increased Amazon selling fees and increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services increased by $26 or 17.3%, to $176 for the six months ended June 30, 2025, as compared to $150 for the six months ended June 30, 2024. The increase is due to a net increase of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $16 or 20.0%, to $64 for the six months ended June 30, 2025, as compared to $80 for the six months ended June 30, 2024. In the prior year period, a non-recurring adjustment resulted in an decrease in franchise taxes.

Professional and consulting fees increased by $162 or 21.2% to $927 for the six months ended June 30, 2025, as compared to $765 for the six months ended June 30, 2024. We continued to incur accounting and consulting fees associated with public company governance requirements. Additionally, we incurred significant expenses related to our European Medical Device Regulation project in preparation for entering European markets.

Other expenses increased by $165, or 107.8%, to $318 for the six months ended June 30, 2025 from $153 for the six months ended June 30, 2024. Other Selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $77, or 98.7% to $1 for the six months ended June 30, 2025 from $78 for the six months ended June 30, 2024. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources ($ in thousands)

Cash Flow (in thousands)

	June 30,	June 30,
	2025	2024
Net cash used in operating activities	$(807)	$(1,792)
Net cash used in investing activities	(20)	(704)
Net cash provided by (used in) financing activities	(255)	865
Net increase (decrease) in cash and cash equivalents	(1,082)	(1,631)
Cash and cash equivalents at beginning of year	1,807	2,700
Cash and cash equivalent at end of quarter	$725	$1,069

As of June 30, 2025, we had $725 of cash and cash equivalents, compared to $1,807 of cash and cash equivalents at December 31, 2024. Net cash used in operating activities was $807 and $1,792 for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in investing activities was $20 and net cash used in investing activities was $704 for the six months ended June 30, 2025 and 2024, respectively, consisting of purchases of capital equipment of $20 for the six months ending June 30, 2025 and consisting of the sales of marketable securities of $57, the purchase of capital equipment of $361 and the acquisition of $400 for six months ended June 30, 2024

Net cash used in financing activities for the six months ended June 30, 2025 was $255 is attributable to the principal payments of notes payable and principal payments of financing lease liabilities and payment of contingent consideration of $178. Net cash provided by financing activities for the six months ended June 30, 2024 was $865 consisting of net proceeds from the RDO of $946 and an investment of $37 by a joint venture partner, offset by principal payments of notes payable of $27, a change in contingent consideration liability of $69, and by principal payment on financing lease liability of $22.

At June 30, 2025, current assets totaled $4,162 and current liabilities totaled $2,396, as compared to current assets totaling $5,114 and current liabilities totaling $2,470 at December 31, 2024. As a result, we had working capital of $1,766 at June 30, 2025, compared to a working capital of $2,644 at December 31, 2024. The change in the working capital as of June 30, 2025 is primarily attributable to the loss from operations of $1,413.

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

Our recent August Financing provides working capital necessary to continue our strategic objectives (discussed further within Note 20). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2025, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective as of June 30, 2025, due to material weaknesses in our internal control over financial reporting, which are described below.

Specifically, management has concluded that its internal control over financial reporting was not effective as of June 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to the following: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we identified one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems. To remediate these material weaknesses, we are working to do the following: (i) implementing appropriate controls for accounting journal entry approvals, including the approval of our Chief Financial Officer, and (ii) either actively monitoring any accounting user with elevated rights or assigning another employee outside of an accounting and reporting role with elevated access. We expect to complete these remediation efforts by December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the six months ended June 30, 2025

The Company did not sell any unregistered securities during the six months ended June 30, 2025.

(b) Issuer Repurchases of Securities during the six months ended June 30, 2025

The Company did not repurchase any of its securities during the six months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2025, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On June 24, 2025, Scott R. Henry, a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to 35,515 shares of our common stock. The plan will terminate on December 31, 2026, subject to early termination for certain specified events set forth in the plan.

On June 24, 2025, Adam R. Levy, our Chief Executive Officer and a member of our board of directors, entered into a trading plan that provides for the sale of an aggregate of up to 24,000 shares of our common stock. The plan will terminate on February 27, 2026, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 12, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 5, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 12, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: August 12, 2025	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph F. McGuire
	Name:	Joseph F. McGuire
	Title:	Chief Financial Officer
(Principal Financial Officer)

