Form 10-Q
period 2025-09-30
NEXGEL, INC.
filed 2025-11-12
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 12, 2025 the registrant had 8,143,133 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

(in thousands, except share and per share data)

	September 30,2025	December 31,2024
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$1,807
Restricted cash	920	-
Accounts receivable, net	839	933
Inventory	2,019	1,751
Prepaid expenses and other current assets	886	623
Total current assets	5,602	5,114
Goodwill	1,128	1,128
Intangibles, net	712	807
Property and equipment, net	1,996	2,211
Operating lease - right of use asset	2,087	1,628
Other assets	95	95
Total assets	$11,620	$10,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$795	$761
Accounts payable - related party	421	531
Accrued expenses and other current liabilities	530	310
Deferred revenue	180	179
Current portion of note payable	99	97
Partnership accrued advance	920	-
Warrant liability and contingent consideration liability	6	296
Financing lease liability, current portion	64	59
Operating lease liabilities, current portion	293	237
Total current liabilities	3,308	2,470
Operating lease liabilities, net of current portion	1,962	1,538
Financing lease liability, net of current portion	259	307
Notes payable, net of current portion	515	588
Total liabilities	6,044	4,903

Commitments and Contingencies (Note 17)	-	-

Stockholders’ Equity
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 8,142,766 and 7,638,497 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	25,204	23,743
Accumulated deficit	(20,026)	(17,996)
Total NexGel stockholders’ equity	5,186	5,755
Non-controlling interest in joint venture	390	325
Total stockholders’ equity	5,576	6,080
Total liabilities and stockholders’ equity	$11,620	$10,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues, net	$2,934	$2,940	$8,625	$5,647

Cost of revenues	1,691	1,785	4,935	3,973

Gross profit	1,243	1,155	3,690	1,674

Operating expenses:
Research and development	7	-	8	78
Selling, general and administrative	1,961	1,943	5,820	4,309
Total operating expenses	1,968	1,943	5,828	4,387

Loss from operations	(725)	(788)	(2,138)	(2,713)

Other income (expense):
Interest expense, net	10	(20)	(32)	(65)
Other income	59	44	92	102
Changes in fair value of warrant liability	9	10	113	37
Total other income (expense), net	78	34	173	74
Loss before income taxes	(647)	(754)	(1,965)	(2,639)
Income tax expense	-	-	-	-
Net loss	(647)	(754)	(1,965)	(2,639)
Less: Income (loss) attributable to non-controlling interest in joint venture	(6)	61	(65)	208
Net loss attributable to NexGel stockholders	$(653)	$(693)	$(2,030)	$(2,431)
Net loss per common share - basic	$(0.08)	$(0.11)	$(0.26)	$(0.39)
Net loss per common share - diluted	$(0.08)	$(0.11)	$(0.26)	$(0.39)
Weighted average shares used in computing net loss per common share - basic	7,971,299	6,569,403	7,757,429	6,274,221
Weighted average shares used in computing net loss per common share – diluted	7,971,299	6,569,403	7,757,429	6,274,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2025	7,638,497	$8	$23,743	$(17,996)	$325	$6,080

Share-based compensation and restricted stock vesting	15,540	—	166	—	—	166

Net income (loss)	—	—	—	(712)	34	(678)

Balance, March 31, 2025	7,654,037	8	23,909	(18,708)	359	5,568

Share-based compensation and restricted stock vesting	500	—	127	—	—	127

Net income (loss)	—	—	—	(665)	25	(640)

Balance, June 30, 2025	7,654,537	8	24,036	(19,373)	384	5,055

Share-based compensation and restricted stock vesting	29,534	—	205	—	—	205

Equity offering proceeds, net of stock issuance costs	458,695	—	963	—	—	963

Net income (loss)	—	—	—	(653)	6	(647)

Balance, September 30, 2025	8,142,766	$8	$25,204	$(20,026)	$390	$5,576

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2024	5,741,838	$6	$19,406	$(14,715)	$469	$5,166

Share-based compensation and restricted stock vesting	—	—	54	—	—	54

Equity offering proceeds, net of stock issuance costs	485,786	—	946	—	—	946

Issuance of placement agent warrants in conjunction with the equity offering	—	—	(56)	—	—	(56)

Net loss	—	—	—	(853)	(52)	(905)

Balance, March 31, 2024	6,227,624	6	20,350	(15,568)	417	5,205

Share-based compensation and restricted stock vesting	1,750	—	55	—	—	55

Shares issued in acquisition	89,892	—	200	—	—	200

Issuance of shares for services	5,000	—	9	—	—	9

Non-controlling interest contribution	—	—	—	—	37	37

Net loss	—	—	—	(885)	(94)	(979)

Balance, June 30, 2024	6,324,266	6	20,614	(16,453)	360	4,527

Share-based compensation and restricted stock vesting	22,511	—	154	—	—	154

Equity offering proceeds, net stock issuance costs	444,000	1	1,002	—	—	1,003

Issuance of placement agent warrants in conjunction with the equity offering	—	—	56	—	—	56

Net loss	—	—	—	(693)	(61)	(754)

Balance, September 30, 2024	6,790,777	$7	$21,826	$(17,146)	$299	$4,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(2,030)	$(2,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) attributable to non-controlling interest in joint venture	65	(208)
Depreciation and amortization	338	328
Net changes in operating lease assets and liabilities	21	31
Share-based compensation	498	271
Gain on investment in marketable securities	—	(62)
Changes in fair value of warrant liability and warrant modification expense	(112)	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	94	(261)
Inventory	(268)	(459)
Prepaid expenses and other assets	(263)	(479)
Accounts payable	34	272
Accounts payable – related party	(110)	—
Accrued expenses and other current liabilities	220	(132)
Deferred revenue	1	159
Partnership accrued advance	(80)	—
Net Cash Used in Operating Activities	(1,592)	(3,008)

Investing Activities
Proceeds from sales of marketable securities	—	62
Capital expenditures	(28)	(374)
Net cash paid for asset acquisition	—	(400)
Net Cash Used in Investing Activities	(28)	(712)

Financing Activities
Proceeds from margin line of credit	—	345
Proceeds from STADA (Note 17)	1,000	—
Proceeds from equity offerings	1,055	2,135
Stock issuance costs	(92)	(185)
Investment by joint venture partner	—	37
Change in contingent consideration liability	—	(164)
Payment of contingent consideration liability	(178)	—
Principal payment on financing lease liability	(43)	(36)
Principal payments of notes payable	(71)	(53)
Net Cash Provided by Financing Activities	1,671	2,079

Net increase (decrease) in cash, cash equivalents and restricted cash	51	(1,641)
Cash, cash equivalents, and restricted cash, beginning of period	1,807	2,700
Cash, cash equivalents, and restricted cash, end of period	$1,858	$1,059

Reconciliation of ending cash, cash equivalents and restricted cash
Cash and cash equivalents, end of period	$938	$1,059
Restricted cash, end of period	920	—
Total cash, cash equivalents and restricted cash, end of period	$1,858	$1,059

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$54	$65
Taxes	$—	$—

Supplemental Non-cash Investing and Financing Activities
Additional ROU assets and operating lease liabilities from lease modification	$677,267	$-
Shares issued in conjunction with asset acquisition	$—	$200
Property and equipment financed under notes payable	$—	$165
Property and equipment financed under financing leases	$—	$416

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

On December 1, 2023, the Company purchased substantially all of the assets Olympus Trading Company, LLC (the “Kenkoderm Seller”) related to the Kenkoderm Seller’s skincare line focused on reducing symptoms associated with psoriasis operating under the tradename “Kenkoderm” (the “Kenkoderm acquisition”).

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

The accompanying interim unaudited condensed consolidated financial statements (“Financial Statements”) and footnotes of NexGel have been prepared in accordance with GAAP for interim financial information and the instructions to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these Financial Statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025. These Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated wholly-owned subsidiary, NexGelRx, Inc. and the fifty percent (50%) owned CGN JV (see Note 5).

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2025, the Company had a cash balance of $938 thousand. For the nine months ended September 30, 2025, the Company incurred a net loss attributable to NexGel stockholders of $2.0 million and had a net usage of cash in operating activities of $1.6 million. In addition, the Company had working capital of $2.3 million as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash balance of $938 thousand as of September 30, 2025 does not include $920 thousand in partnership restricted cash. See Note 17 for additional information regarding partnership restricted cash.

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

We expect to continue incurring losses for the near-term. Our ability to continue to operate as a going concern in the long-term is dependent upon our ability to manage and grow our current products and to ultimately achieve profitable operations. Management may consider various options to raise capital to fund our current business activities and potential acquisitions through equity or debt offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern. Additionally, it is reasonably possible that estimates made in the condensed consolidated financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

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

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current year’s presentation. These changes consisted of separating Accounts payable – related party from Accounts payable within the September 30, 2024 condensed consolidated statement of cashflows and we have reclassified expenses on our statement of operations realigning certain expenses previously classified as selling, general and administrative to cost of revenue related to our online sales commissions and contract fees.

Cash and cash equivalents and restricted cash

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments.

The Company also maintains restricted cash under a Partnership Agreement (see Note 17). As of September 30, 2025, restricted cash totaled $920 thousand, representing funds that are contractually restricted from use for general operating purposes and may be utilized only in accordance with the terms of the Partnership Agreement. Restricted cash is included in total cash, cash equivalents, and restricted cash as presented in the statement of cash flows.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $7 thousand as of September 30, 2025 and $5 thousand as of December 31, 2024.

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

The “Cost of revenues” line item in the condensed consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. As of September 30, 2025 and December 31, 2024, there was no reserve recorded against inventories.

Research and Development

Our research and development activities focus on new and innovative products designed to support revenue growth. Research and development expenses consist primarily of contracted development and testing efforts associated with development of products. Research and development costs are expensed as incurred.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is provided over the assets’ useful lives on a straight-line basis. Leasehold improvements and right-of-use assets under financing lease arrangements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Repairs and maintenance costs are expensed as incurred.

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

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist. The fair value of intangible assets is compared with their carrying values, and an impairment loss would be recognized for the amount by which carrying amount exceeds its fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $61 thousand and $46 thousand of prepaid insurance, and $825 thousand and $577 thousand of general prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024, respectively.

Other Assets

Other assets are recorded at historical costs, and as of September 30, 2025 and December 31, 2024, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The Company considers the carrying amounts of its financial instruments (cash, restricted cash, accounts receivable and accounts payable, notes payable and convertible notes payable) in the condensed consolidated balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

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

Equity Classified Warrants

Warrants that meet all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity are presented within additional paid-in capital within the Company’s condensed consolidated statements of changes in stockholders’ equity and condensed consolidated balance sheets. Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Offering Costs

The Company complies with the requirements of ASC 340 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed.

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

The Company currently recognizes revenue predominately from four sources, contract manufacturing, custom and white label finished goods manufacturing (“Custom and white label”), our branded consumer products and medical devices/other. Contract manufacturing and Custom and white label revenues are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product. Branded consumer product revenue is derived from direct-to-consumer purchases through websites like Amazon and through our Shopify stores. Revenue is recognized upon shipment to the end customer.

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

Disaggregated revenue by sales type ($ in thousands):

	Three Months Ended
	September 30,
	2025	2024
Contract manufacturing	$907	$864
Custom and white label finished goods manufacturing	-	-
Consumer branded products	1,918	1,930
Medical devices/Other	109	146
Total	$2,934	$2,940

	Nine Months Ended
	September 30,
	2025	2024
Contract manufacturing	$2,718	$1,890
Custom and white label finished goods manufacturing	27	42
Consumer branded products	5,584	3,515
Medical devices/Other	296	200
Total	$8,625	$5,647

Contract Liabilities

As of September 30, 2025 and December 31, 2024, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $180 thousand and $179 thousand at September 30, 2025 and December 31, 2024, respectively, that the Company had not satisfied as of the end of the respective period.

The following table provides information about contract liabilities from contracts with our customers ($ in thousands).

	September 30, 2025	December 31, 2024
Deferred revenue	$180	$179
Total Deferred revenue	$180	$179

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2024	$179
Non-cancelable contracts with customers entered during the period	112
Revenue recognized related to non-cancelable contracts with customers during the period	(111)
Balance, September 30, 2025	$180

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

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our condensed consolidated statements of operations in revenues and cost of revenues, respectively. The Company accounts for shipping activities, consisting of direct costs to ship products performed after the risk of loss passes to the customer. Shipping revenue and expense are primarily generated through the Amazon marketplace and Silly George direct customer sales.

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

Leases

We account for our leases in accordance with ASC 842, Leases. We determine whether an arrangement is an operating or financing lease at contract inception. Operating leases, requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in cost of revenues and selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the year when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Financing leases are those that transfer substantially all of the risks and rewards of ownership to the Company. At the lease commencement date, the Company recognizes a financing lease ROU asset and a corresponding lease liability measured at the present value of future lease payments. The ROU asset is subsequently amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset, while the lease liability is increased by interest expense and reduced by lease payments made. Interest expense on the lease liability and amortization of the ROU asset are presented separately in the consolidated statements of operations, resulting in a front-loaded expense pattern over the lease term. Financing lease ROU assets are included in property and equipment, net, and the related lease liabilities are included within current and long-term debt, as applicable.

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

If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company will evaluate whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period in which the determination is made.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance resulted in the Company being required to include enhanced disclosures relating to its reportable segments. The Company adopted this new standard during the year ended December 31, 2024.

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

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued the ASC 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024 and the balances of assets and liabilities for each segment at September 30, 2025 and December 31, 2024 is presented below.

Three Months Ended September 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract manufacturing	$230	$677	$907
Custom and white label finished goods	-	-	-
Branded consumer products	1,918	-	1,918
Other income	80	29	109
Total revenue	2,228	706	2,934

Cost of revenues	1,127	564	1,691
Operating expenses	1,833	135	1,968
Income (loss) from operations	$(732)	$7	$(725)

Three Months Ended September 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue:
Contract manufacturing	$396	$468	$864
Custom and white label finished goods	-	-	-
Branded consumer products	1,930	-	1,930
Other income	109	37	146
Total revenue	2,435	505	2,940

Cost of revenues	1,282	503	1,785
Operating expenses	1,746	197	1,943
Loss from operations	$(593)	$(195)	$(788)

Nine Months Ended September 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract manufacturing	$747	$1,971	$2,718
Custom and white label finished goods	27	-	27
Branded consumer products	5,584	-	5,584
Other income	202	94	296
Total revenue	6,560	2,065	8,625

Cost of revenues	3,453	1,482	4,935
Operating expenses	5,422	406	5,828
Income (loss) from operations	$(2,315)	$177	$(2,138)

Nine Months Ended September 30, 2024 ($ in thousands)

	NexGel	CGN JV	Total
Revenue
Contract manufacturing	$665	$1,225	$1,890
Custom and white label finished goods	42	-	42
Branded consumer products	3,515	-	3,515
Other income	156	44	200
Total revenue	4,378	1,269	5,647

Cost of revenues	2,799	1,174	3,973
Operating expenses	3,887	500	4,387
Loss from operations	$(2,308)	$(405)	$(2,713)

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

The table below set forth the CGN JV purchase price allocation ($ in thousands):

Purchase consideration at fair value:
Cash contributed by the Company	$500
Noncontrolling interest portion of CG Labs’ contributed business	500
Amount of consideration	$1,000
Assets acquired and liabilities assumed at fair value
Cash contributed by the Company	$500
Fixed assets	213
Product/technology related intangibles	217
Marketing related intangibles	70
Net tangible assets acquired	$1,000

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

	For the Nine Months Ended September 30,
	2025	2024
Revenues, net	$8,625	$6,220
Net loss allocable to common shareholders	$(2,030)	$(2,679)
Net loss per share	$(0.18)	$(0.43)
Weighted average number of shares outstanding	7,757,429	6,274,221

6. Variable interest entities

The following table presents the assets and liabilities of the CGN JV and Enigma JV, included in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation. The Enigma JV was dissolved on December 23, 2024.

	September 30, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$95	$26
Accounts receivable, net	649	764
Inventory	911	646
Prepaid expenses and other current assets	32	45
Total current assets	1,687	1,481
Intangibles, net	55	122
Property and equipment, net	1,314	1,421
Operating lease - right of use asset	894	283
Total assets	$3,950	$3,307

LIABILITIES
Current Liabilities:
Accounts payable	$1,042	$912
Accounts payable – related party	421	528
Accrued expenses and other current liabilities	4	51
Deferred revenue	179	179
Current portion of note payable	91	85
Finance lease liability, short term	64	59
Operating lease liability, current portion	83	30
Total current liabilities	1,884	1,844
Operating lease liability, net of current portion	811	260
Finance lease liability, long term	252	307
Notes payable, net of current portion	259	320
Total liabilities	$3,206	$2,731

The amounts above represent the combined assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of each of these consolidated VIEs can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of September 30, 2025 and December 31, 2024.

7. Operating Leases

The Company has an operating lease for a commercial manufacturing facility and administrative offices located in Langhorne, Pennsylvania that runs through January 2031. There are two options that can extend the lease term for five years each. The exercise of the lease options to renew is solely at the Company’s discretion.

The Company also has a sublease for office and manufacturing space in Granbury, Texas that runs through February 2028. The Company modified the lease agreement through July 2035.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of September 30, 2025 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2025 (remaining)	$77
2026	363
2027	374
2028	381
2029	388
Thereafter	876
Total undiscounted operating lease payments	2,459
Less: Imputed interest	(204)
Present value of operating lease liability	$2,255
Weighted average remaining lease term	7.3 years
Weighted average discount rate	2.2%

Total operating lease expense for the nine months ended September 30, 2025 and 2024, was $225 and $183 thousand, respectively, and is recorded in cost of goods sold and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

September 30,
2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating lease	$225

8. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of September 30, 2025, $417 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% at September 30, 2025.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of September 30, 2025 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2025	$22
2026	91
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments	392
Less: Imputed interest	(69)
Present value of financing lease liability	$323
Weighted average remaining lease term	4.3 years
Weighted average discount rate	9.1%

9. Inventory

Inventory consists of the following ($ in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$1,117	$723
Work-in-progress	48	25
Finished goods	854	1,003
	2,019	1,751
Less: Inventory reserve for excess and slow moving inventory	-	-
Total	$2,019	$1,751

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and Borderless. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

10. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	September 30,	December 31,
	(Years)	2025	2024
Machinery and equipment	3 - 10	$2,126	$2,118
Office furniture and equipment	3 - 10	192	187
Leasehold improvements	6	419	419
Construction in progress	N/A	547	532
		3,284	3,256
Less: accumulated depreciation and amortization		(1,288)	(1,045)
Property and equipment, net		$1,996	$2,211

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $242 thousand and $240 thousand, respectively.

11. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30,	December 31,
	2025	2024
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(265)	(191)
Product/technology related identifiable intangible assets, net	60	134
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	113	113
Trademark related intangibles	600	600
Accumulated amortization	(78)	(57)
Marketing related identifiable intangible assets, net	652	673
Total identifiable intangible assets, net	$712	$807

In connection with the May 15, 2024 Silly George acquisition, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

The intangible assets with definite lives are being amortized on a straight-line basis over their weighted average estimated useful life of 1.4 years and amortization expense amounted to $95 and $88 thousand for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2025 (remainder of year)	$30
2026	64
2027	13
2028	2
2029	2
Thereafter	1
Subtotal	112
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$712

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	September 30,	December 31,
	2025	2024
Salaries, benefits, and incentive compensation	$275	$242
Other	255	68
Total accrued expenses and other current liabilities	$530	$310

13. Common Stock

At September 30, 2025, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	909,111
Warrants to purchase common stock	5,027,597
Restricted stock units	60,456

August Financing

On July 31, 2025, the Company entered into subscription agreements with investors for the sale by the Company of an aggregate of 413,043 shares of its common stock at a price to the public of $2.30 per share (the “August Financing”). In connection with the August Financing, the Company issued warrants to purchase up to an aggregate of 206,521 shares of the Company’s common stock at an exercise price of $4.25 per share (the “Warrants”). The closing of the August Financing occurred on August 5, 2025 (the “August Closing Date”). On or about the August Closing Date, the Company issued 413,043 shares of common stock and issued Warrants to purchase up to 206,521 shares of common stock

Subject to certain ownership limitations, each of the Warrants will become exercisable on the August Closing Date and will expire five years after the August Closing Date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for, the issuance or resale of shares of common stock underlying the Warrants to or by the holder. The holder of an Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The gross proceeds to the Company from the August Financing were approximately $950,000, before deducting the placement agent’s fees and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds from the August Financing for working capital and for general corporate purposes.

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

Additionally, on July 31, 2025, the Company sold 45,652 shares of its common stock at a per share price of $2.30 to a consultant of the Company, a member of the board of directors of the Company and one additional existing stockholder of the Company for aggregate gross proceeds of $105,000 (the “Additional Private Placement”). The investors in the Additional Private Placement will also receive Warrants to purchase up to additional 22,826 shares of common stock. The Placement Agent will not receive any fees relating to the Additional Private Placement.

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

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, such that total of number of shares underlying the Plan is 1,651,429 of which 975,907 shares have already been awarded or exercised. The Company’s stockholders approved the 780,000 share increase at the Company’s 2025 Annual Meeting of Stockholders held on June 17, 2025. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of September 30, 2025:

	Awards Reserved	Awards	Awards	Awards Available
	for Issuance	Issued	Exercised	for Grant
2019 Plan(1)	1,651,429	1,134,407	173,548	547,022
Awards issued outside of 2019 Plan(2)	-	100,821	92,113	-

(1)	Includes incentive stock options and restricted stock units discussed below.
(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer.

Incentive stock options

On January 2, 2025, the Company granted options to purchase up to 250,000 shares of the Company’s common stock at a per share exercise price of $3.83, all of which vest over a period of four years beginning December 31, 2025.

New Board Member

The Board granted a new board member an option to purchase up to 30,000 shares of the Company’s common stock at a per share exercise price of $2.25 for their services as Board members until the Company’s 2026 Annual Meeting of Stockholders. The options vest in equal 2,500 share amounts over the continuous twelve months beginning on July 31, 2025.

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

The following table summarizes the Company’s incentive stock option activity and related information for the period ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2025	588,397	$2.67	7.81
Granted	400,000	3.26	8.13
Exercised	(6,458)	2.05	—
Forfeited	—	—	—
Cancelled	(58,542)	2.01	—
Expired	(14,286)	5.25	—
Outstanding at September 30, 2025	909,111	$2.94	7.29
Exercisable at September 30, 2025	436,611	$2.24	7.18

As of September 30, 2025, vested outstanding stock options had $224 thousand intrinsic value. As of September 30, 2025, there was approximately $383 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 29 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

The following assumptions were used to calculate share-based compensation expense for the nine months ended September 30, 2025:

2025
Volatility	76.26-108.75%
Risk-free interest rate	3.83-4.38%
Dividend yield	0.0%
Expected term	5.00-5.5 years

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

Restricted stock awards

On June 25, 2025, the Company granted restricted stock awards of 10,000 shares of the Company’s common stock to two Board members for the services as Chairperson of the Board and Chairperson of the Audit Committee, respectively, until the Company’s 2026 Annual Meeting of Stockholders. The restricted stock awards vest ratably over the continuous twelve months beginning on July 31, 2025.

On January 1, 2025 and January 2, 2025, the Company granted 35,198 restricted stock awards to certain executives and Board members.

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2025	55,874	$2.16
Granted	45,198	3.57
Exercised and converted to common shares	(39,116)	3.39
Forfeited	(1,500)	2.72
Outstanding at September 30, 2025	60,456	$2.41
Exercisable at September 30, 2025	15,928	$2.17

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. As of September 30, 2025, there was $51 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through June 2026.

Share-based compensation of $498 thousand and $271 thousand has been recorded for the nine months ended September 30, 2025 and 2024, respectively.

Warrants

The following table shows a summary of common stock warrants through September 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2025	4,765,205	$5.18	2.42
Granted	262,392	4.25	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at September 30, 2025	5,027,597	$5.13	1.84
Exercisable at September 30, 2025	5,027,597	$5.13	1.84

As of September 30, 2025 and 2024, 5,027,597 vested outstanding warrants had no intrinsic value as the exercise price was greater than the estimated fair value of the underlying common stock.

15. Notes Payable

CGN Segment

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $167 thousand and $198 thousand as of September 30, 2025 and December 31, 2024, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $175 thousand and $207 thousand as of September 30, 2025 and December 31, 2024, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1 thousand. The outstanding principal balance was $3 thousand and $8 thousand as of September 30, 2025 and December 31, 2024, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $268 thousand and $272 thousand as of September 30, 2025 and December 31, 2024, respectively.

The future annual principal amounts and accrued interest to be paid as of September 30, 2025 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2025 (remaining of the year)	$25
2026	96
2027	103
2028	111
2029	34
Thereafter	245
Total	614
Less: current portion of notes payable	99
Long-term portion of notes payable	$515

16. Warrant Liability

The Company issued approximately 265,000 warrants in 2019, 2020 and 2021 as equity issuance consideration, in connection with equity offerings of the Company’s common stock. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $0.49 to $5.25 per share at any time on or after their issuance date and on or prior to the close of business three to five years after the issuance date (the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants required classification as a liability pursuant to ASC 815, Derivatives and Hedging. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) in the condensed consolidated statements of operations.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of 12/31/2024	57,777	$2.05	$118
Change in fair value of warrant liability	-		(112)
Fair value as of 9/30/2025	57,777	$0.25	$6

The following assumptions were used to calculate the warrant liability as of September 30, 2025 and 2024, respectively:

2025
Exercise price	$2.80 to $5.25
Share price	$2.44 to $2.98
Volatility	52.78% to 79.26%
Risk-free interest rate	3.68 to 4.41%
Dividend yield	0.0%
Expected term	1 to 2.00 years

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of guideline public companies as inputs.

17. Commitments and Contingencies

Partnership Advance

On July 14, 2025, the Company announced expanding its partnership with STADA Arzneimittel AG (“STADA”), a European leader in consumer health. The expansion included a $1 million advance from STADA to the Company in non-dilutive capital to support product launches and marketing efforts under the Master Distribution Agreement between the parties and relates to the planned launch of digestive enzyme formulas and solutions targeting scars and stretch marks. As of September 30, 2025, the Company maintained $920 thousand of the advance in partnership restricted cash related to the advance with $920 thousand also classified as a current liability under partnership accrued advance The advance is subject to contractual restrictions on use and will be applied against eligible project costs as incurred in accordance with the terms of the Master Distribution Agreement, as amended.

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

For the nine months ended September 30, 2025, the Company had no revenue from customers that approximated 10% of total revenue. For the nine months ended September 30, 2024, the Company had revenue from one customer that approximated 10% of total revenue.

The Company had one customer with accounts receivable balances that was 50% of total accounts receivable as of September 30, 2025. The Company had four customers with accounts receivable balances that were 25%, 23%, 13% and 10% of total accounts receivable as of September 30, 2024.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. As of September 30, 2025, there is no balance exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

19. Related Party Transactions

Accounts payable – related party

As of September 30, 2025 and December 31, 2024, the Company had outstanding balances of $404 thousand and $494 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of September 30, 2025 and December 31, 2024, the Company had an outstanding balance of $17 thousand and $37 thousand due to the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

20. Subsequent Event

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after September 30, 2025, through the date these Condensed Consolidated Financial Statements were issued and has no transactions or events requiring disclosure except as disclosed below.

On October 3, 2025, the Company incorporated Nexgel Australia Pty Ltd, a wholly-owned subsidiary, established to support international expansion initiatives.

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

Comparison of the Three Months ended September 30, 2025 and 2024 ($ in thousands)

Revenues, net.

For the three months ended September 30, 2025 revenues were $2,934 and decreased by $6, or 0.20%, when compared to $2,940 for the three months ended September 30, 2024.

Gross profit (loss). Our gross profit was $1,243 for the three months ended September 30, 2025 compared to a gross profit of $1,155 for the three months ended September 30, 2024. The increase of $88 in gross profit quarter over quarter was primarily due to the decrease in depreciation and amortization expense. Gross profit was 42.4% for the three months ended September 30, 2025 compared to a gross profit of 39.2% for the three months ended September 30, 2024.

The components of cost of revenues are as follows for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended
	September 30,
	2025	2024
Cost of revenues
Materials and finished products	$1,186	$1,250
Share-based compensation	5	10
Compensation and benefits	50	97
Depreciation and amortization	70	157
Commission and contract fees	169	127
Equipment, production and other expenses	211	144
Total cost of revenues	$1,691	$1,785

Cost of revenues decreased by $94, or 5.2%, to $1,691 for the three months ended September 30, 2025, as compared to $1,785 for the three months ended September 30, 2024. The decrease in cost of revenues is primarily related to a decrease in depreciation and amortization expense.

Selling, general and administrative expenses. The following table highlights Selling, general and administrative expenses by type for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended
	September 30,
	2025	2024
Selling, general and administrative expenses
Compensation and benefits	$406	$239
Share-based compensation	200	143
Depreciation and amortization	42	27
Advertising, marketing, and Amazon fees	650	870
Investor and shareholder services	66	47
Franchise tax and corporate insurance	38	38
Professional and consulting fees	420	375
Other expenses and professional fees	139	204
Total selling, general and administrative expenses	$1,961	$1,943

Selling, general and administrative expenses increased by $18 or 0.9%, to $1,961 for the three months ended September 30, 2025, as compared to $1,943 for the three months ended September 30, 2024. The increase in selling, general, and administrative expenses were attributable to increases in compensation and benefits, share-based compensation, professional and consulting fees, and investor and shareholder services, which was partly offset by a decrease in advertising, marketing and amazon fees and other expenses and professional fees.

Compensation and benefits increased by $167, or 69.9%, to $406 for the three months ended September 30, 2025, as compared to $239 for the three months ended September 30, 2024. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $57, or 39.8%, to $200 for the three months ended September 30, 2025, as compared to $143 for the three months ended September 30, 2024. The share-based compensation increase is related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors compared to the same prior year period.

Advertising, marketing, and Amazon fees decreased by $170 or 20.7%, to $650 for the three months ended September 30, 2025, as compared to $820 for the three months ended September 30, 2024. The decrease primarily pertains to a concerted effort by the Company to rationalize advertising and maximize the return on investment.

Investor and shareholder services increased by $19, or 40.4%, to $66 for the three months ended September 30, 2025, as compared to $47 for the three months ended September 30, 2024. The increase is due to an increase of investor services compared to the prior year period.

Franchise taxes and corporate insurance remained the same at $38 for the three months ended September 30, 2025 and the three months ended September 30, 2024.

Professional and consulting fees increased by $45, or 12.0%, to $420 for the three months ended September 30, 2025, as compared to $375 for the three months ended September 30, 2024. We continued to incur accounting and consulting fees associated with public company governance requirements.

Other expenses increased by $66, or 32.4%, to $138 for the three months ended September 30, 2025 from $204 for the three months ended September 30, 2024. Other selling, general and administrative expenses generally consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses were $7 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine Months ended September 30, 2025 and 2024 (in thousands)

Revenues, net

For the nine months ended September 30, 2025, revenues were $8,625 and increased by $2,978, or 52.7%, when compared to $5,647 for the nine months ended September 30, 2024. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, as the prior year period included gross revenue for a partial year from Silly George from May 15, 2024 through September 30, 2025.

Gross profit. Our gross profit was $3,690 for the nine months ended September 30, 2025, compared to a gross profit of $1,674 for the nine months ended September 30, 2024. The increase of $2,016 in gross profit recorded for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to increase in branded consumer products. Gross profit was approximately 42.8% for the nine months ended September 30, 2025, compared to a gross profit of 29.6% for the nine months ended September 30, 2024.

The components of cost of revenues are as follows for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cost of revenues
Materials and finished products	$3,460	$2,537
Share based compensation	15	15
Compensation and benefits	258	432
Depreciation and amortization	211	218
Commissions and contract fees	455	295
Equipment, production, and other expenses	536	476
Total cost of revenues	$4,935	$3,973

Cost of revenues increased by $962, or 24.2%, to $4,935 for the nine months ended September 30, 2025, as compared to $3,973 for the nine months ended September 30, 2024. The increase in cost of revenues pertains to an increase in materials and finished products. The increase in cost of revenues is primarily aligned with sales of branded consumer products and the acquisition of Silly George in the prior year period which increased by 333%.

Selling, general, and administrative expenses. The following table highlights selling, general, and administrative expenses by type for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Selling, general, and administrative expenses
Compensation and benefits	$1,149	$743
Share-based compensation	484	246
Depreciation and amortization	126	110
Advertising, marketing, and Amazon fees	1,913	1,398
Investor and shareholder services	242	197
Franchise tax and corporate insurance	102	118
Professional and consulting fees	1,347	1,140
Other expenses	457	357
Total selling, general and administrative expenses	$5,820	$4,309

Selling, general, and administrative expenses increased by $1,511, or 35.1%, to $5,820 for the nine months ended September 30, 2025, as compared to $4,309 for the nine months ended September 30, 2024. The increase in selling, general, and administrative expenses is attributable to increased Compensation and benefits and Advertising, marketing and Amazon fees. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals. The increase in Advertising, marketing and Amazon fees directly correlates to our growth in branded consumer products.

Compensation and benefits increased by $406, or 54.6%, to $1,149 for the nine months ended September 30, 2025, as compared to $743 for the nine months ended September 30, 2024. The number of employees increased compared to the prior period and officer compensation increased in conjunction with contract renewals.

Share-based compensation increased by $238, or 96.7%, to $484 for the nine months ended September 30, 2025, as compared to $246 for the nine months ended September 30, 2024. The increase related to the issuance of stock options and restricted awards to our officers, employees, board of directors, and advisors.

Advertising, marketing, and Amazon fees increased by $515 or 36.8%, to $1,913 for the nine months ended September 30, 2025, as compared to $1,398 for the nine months ended September 30, 2024. The increase is due to the increased Amazon selling fees and increase in advertising and marketing attributable to promoting Kenkoderm and Silly George.

Investor and shareholder services increased by $45 or 22.8%, to $242 for the nine months ended September 30, 2025, as compared to $197 for the nine months ended September 30, 2024. The increase is due to a net increase of investor services compared to the prior year period.

Franchise taxes and corporate insurance decreased by $16 or 13.6%, to $102 for the nine months ended September 30, 2025, as compared to $118 for the nine months ended September 30, 2024. In the prior year period, a non-recurring adjustment resulted in a decrease in franchise taxes.

Professional and consulting fees increased by $207 or 18.2% to $1,347 for the nine months ended September 30, 2025, as compared to $1,140 for the nine months ended September 30, 2024. We continued to incur accounting and consulting fees associated with public company governance requirements. Additionally, we incurred significant expenses related to our European Medical Device Regulation project in preparation for entering European markets.

Other expenses increased by $100, or 28.0%, to $457 for the nine months ended September 30, 2025 from $357 for the nine months ended September 30, 2024. Other selling, general and administrative expenses generally consist of normal costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Research and development expenses. Research and development expenses decreased by $70, or 89.7% to $8 for the nine months ended September 30, 2025 from $78 for the nine months ended September 30, 2024. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources ($ in thousands)

Cash Flow (in thousands)

	September 30,	September 30,
	2025	2024
Net cash used in operating activities	$(1,592)	$(3,008)
Net cash used in investing activities	(28)	(712)
Net cash provided by financing activities	1,671	2,079
Net increase (decrease) in cash and cash equivalents	51	(1,641)
Cash and cash equivalents at beginning of year	1,807	2,700
Cash and cash equivalent, and restricted cash at end of quarter	$1,858	$1,059

As of September 30, 2025, we had $938 of cash and cash equivalents and $920 in restricted cash, compared to $1,807 of cash and cash equivalents at December 31, 2024. Net cash used in operating activities was $1,592 and $3,008 for the nine months ended September 30, 2025 and 2024, respectively.

Net cash used in investing activities was $28 and net cash used in investing activities was $712 for the nine months ended September 30, 2025 and 2024, respectively, consisting of purchases of capital equipment of $28 for the nine months ending September 30, 2025 and consisting of the sales of marketable securities of $62, the purchase of capital equipment of $374 and the acquisition of $400 for nine months ended September 30, 2024

Net cash used in financing activities for the nine months ended September 30, 2025 was $1,671 is attributable to the proceeds from rights offerings and stock issuances of $963, proceeds from STADA of $1,000, offset by principal payments of notes payable of $71, principal payments of financing lease liabilities of $43, and payment of contingent consideration of $178.

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

At September 30, 2025, current assets totaled $5,602 and current liabilities totaled $3,308, as compared to current assets totaling $5,114 and current liabilities totaling $2,470 at December 31, 2024. As a result, we had working capital of $2,294 at September 30, 2025, compared to a working capital of $2,644 at December 31, 2024. The change in the working capital as of September 30, 2025 is primarily attributable to the loss from operations of $2,138.

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

Management is exploring new product channel sales in consumer products, such as cosmetics, athletic products, and proprietary medical devices. The Company has increased its focus on sales and the develop of a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

Our recent August Financing provides working capital necessary to continue our strategic objectives (see Note 13). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2025, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective as of September 30, 2025, due to material weaknesses in our internal control over financial reporting, which are described below.

Specifically, management has concluded that its internal control over financial reporting was not effective as of September 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to not maintaining proper segregation of duties, including: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we have one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems. To remediate these material weaknesses, we are working to do the following: (i) implementing appropriate controls for accounting journal entry approvals, including the approval of our chief financial officer, and (ii) either actively monitoring any accounting user with elevated rights or assigning another employee outside of an accounting and reporting role with elevated access. We will not be able to fully remediate the material weakness until the actions discussed above have been implemented and operated effectively for a sufficient period of time. .

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the nine months ended September 30, 2025

The Company did not sell any unregistered securities during the nine months ended September 30, 2025.

(b) Issuer Repurchases of Securities during the nine months ended September 30, 2025

The Company did not repurchase any of its securities during the nine months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 12, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 5, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 12, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: November 12, 2025	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph F. McGuire
	Name:	Joseph F. McGuire
	Title:	Chief Financial Officer
(Principal Financial Officer)

