Form 10-K
period 2025-12-31
NEXGEL, INC.
filed 2026-03-31
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s second fiscal quarter, was approximately $11,032,723 based on the price at which the registrant last sold common equity.

As of March 31, 2026 the registrant had 8,475,693 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Item 1. Business

Our Company

We were incorporated in Delaware on January 13, 2009. We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We distribute our products as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. We also have a line of branded consumer products sold direct to consumers and custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture. In May 2023, we formed a joint venture with CG Laboratories, Inc. called CG Converting and Packaging, LLC, which is located in Granbury, Texas and of which we own a 50% interest, allowing us to expand our ability to deliver finished goods to our growing customer base.

Contract Manufacturing Business

As described above, we serve as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our hydrogels are currently being marketed in the U.S. and abroad by our customers for the following applications:

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

Consumer Products

Our branded consumer products are marketed under a diverse portfolio of brands, including our Medagel family of products (SilverSeal, Hexagels, Turfguard), Kenkoderm, and Silly George. These products are distributed through a multi-channel strategy that includes direct-to-consumer e-commerce, brick-and-mortar retail partnerships, and specialized medical office channels.

The products we sell under our MedaGel brand primarily relate to healthcare over-the-counter (“OTC”) remedy solutions, such as blister and pain applications and the Kenkoderm skincare line provides gentle to the skin products for consumer with psoriasis. In May 2024, we added the Silly George brand, a beauty brand primarily focused on false eyelashes and other eye related products. We continue to look for additional potential acquisitions as part of our consumer product “roll-up” strategy.

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

Customers

During the year ended December 31, 2025 and 2024, no customers accounted for 10% of our revenue.

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

Research and Development Costs

For the years ended December 31, 2025 and 2024, we incurred approximately $2 thousand and $78 thousand, respectively, in research and development costs. We expect to incur increased costs in the future for our medical device business. Research and development will be an important component in the growth of our business.

Human Capital

As of December 31, 2025, we had 19 full-time employees. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting and tax services, legal compliance, and other services on an as needed basis.

We recognize and value our people as our most important asset in achieving our strategic goals. We are continually working on a human resources strategy that helps drive the right culture, leadership, talent management, performance, reward and recognition, personal development, and ways of working to ensure we achieve our strategic goals while our people benefit from an exceptional experience. Our efforts in creating a working environment that draws out the best in our employees and allows them to fulfil their potential and support our goals focus on the following:

●	Attract, identify, develop and retain high-performing employees across all areas.
●	Develop and support the growth of management and leadership.
●	Enable the development of a high-performance culture in which staff performance can be supported, rewarded, enhanced and managed effectively.
●	Foster a values-based culture focused on diversity, equity, inclusion, well-being, and positive staff engagement.
●	Develop a total reward approach which is valued by staff and facilitates company objectives.

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

As of March 31, 2026, our principal stockholders, officers and directors beneficially owned approximately 16.3% of our common stock. As a result, our principal stockholders, officers and directors will have the ability to substantially influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of such stockholders may not coincide with your interests or the interests of other stockholders.

We have identified material weaknesses in connection with our internal control over financial reporting which, if not remediated, could adversely affect our business, reputation and stock price.

Our executive management and Audit Committee have concluded that we have material weaknesses in our internal control over financial reporting. Specifically, management has concluded that its internal control over financial reporting was not effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to not maintaining proper segregation of duties, including: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we have one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems.

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

As described elsewhere in this Form 10-K, we have previously issued warrants, restricted stock units, and stock options to fund our operations, pay for services rendered and incentivize our employees and directors. The conversion or exercise of these securities would result in substantial dilution to our stockholders. As of the date of the filing of this Form 10-K, we may be required to issue:

●	907,111 shares of common stock issuable upon the exercise of outstanding stock options at a weighted average exercise price of $2.940267 per share;

●	5,142,940 shares of common stock issuable upon the exercise of warrants at a weighted average exercise price of approximately $5.111123; and

●	35,494 shares of restricted common stock issuable upon vesting and another 24,962 shares of vested shares of restricted common stock.

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

Holders

As of March 31, 2026, there were over 983 shareholders of record and 8,163,458 shares of common stock outstanding.

Sales of Unregistered Securities during the Fiscal Year Ended December 31, 2025

The Company did not sell any unregistered securities during the fiscal year ended December 31, 2025.

Issuer Repurchases of Securities during the Fiscal Year Ended December 31, 2025

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2025.

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

Overview

We manufacture high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We distribute our products as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. We also have a line of branded consumer products sold direct to consumers and custom and white label opportunities, which focuses on combining our gels with proprietary branded products and white label opportunities. All of our gel products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate [a measure of the passage of water vapor through a substance] and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, we and our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture. Our joint venture with CG Laboratories, Inc. called CG Converting and Packaging, LLC, which is located in Granbury, Texas in which we own a 50% interest, allowing us to expand our ability to deliver finished goods to our growing customer base.

Lines of Business

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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 ($ in thousands)

Revenues, net

	Year Ended December 31,
	2025	2024
Revenues, net	$11,421	$8,688

For the year ended December 31, 2025 revenues were $11,421 and increased by $2,733, or 31.5%, when compared to $8,688 for the year ended December 31, 2024. The increase in our overall revenues was primarily due to sales growth in our branded consumer products, as the prior year period included gross revenue for a partial year from Silly George from May 15, 2024 through December 31, 2024.

Cost of revenues are as follows for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenues	$6,912	$5,940

Cost of revenues increased by $972 or 16.4%, to $6,912 for the year ended December 31, 2025, as compared to $5,940 for the year ended December 31, 2024. The increase in cost of revenues is primarily aligned with sales of branded consumer products and the acquisition of Silly George in the prior year period which increased by 50.8%.

Gross profit (loss)

Our gross profit was $4,509 for the year ended December 31, 2025 compared to a gross profit of $2,748 for the year ended December 31, 2024 The increase of $1,761 in gross profit recorded for the year ended December 31, 2025, as compared to December 31, 2024, was primarily due to an increase in branded consumer products. Gross profit was approximately 39.5% for the year ended December 31, 2025 compared to a gross profit of 31.6% for the year ended December 31, 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025	2024
Selling, general and administrative expenses	$7,859	$6,224

Selling, general and administrative expenses increased by $1,635 or 26.3%, to $7,859 for the year ended December 31, 2025, as compared to $6,224 for the year ended December 31, 2024. The increase in Selling, general and administrative expenses is primarily attributable to an increase in compensation and benefits (including share-based benefits) of $816, advertising and marketing increases of $282, an increase in professional and consulting fees of $258, and other expense of $205.

Research and development expenses

Research and development expenses decreased by $76 to $2 for the year ended December 31, 2025 from $78 for the year ended December 31, 2024. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources

Cash Flow (in thousands)

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(1,311)	$(3,867)
Net cash provided by (used in) investing activities	(68)	(775)
Net cash provided by financing activities	630	3,749
Net increase (decrease) in cash and cash equivalents	(749)	(893)
Cash and cash equivalents at beginning of year	1,807	2,700
Cash and cash equivalent, and restricted cash at end of year	$1,058	$1,807

As of December 31, 2025, we had $317 of cash and cash equivalents and $741 of restricted cash compared to $1,807 thousand of cash and cash equivalents at December 31, 2024. Net cash used in operating activities was $1,311 thousand and $3,867 thousand for the years ended December 31, 2025 and 2024, respectively.

Net cash used in investing activities was $68 thousand and $775 thousand for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities for 2025 was attributable to the purchases of capital equipment while net cash used in investing activities for 2024 was attributable to the sales of marketable securities of $68 thousand, offset by purchases of capital equipment of $443 thousand and the investment in the subsidiary Semmens Online of $400 thousand.

Net cash provided by financing activities for year ended December 31, 2025 was $630 thousand which was attributable to the proceeds from rights offering of $963 thousand, offset by principal payments of notes payments of $97 thousand, and change in contingent consideration of $177 thousand made on the operating lease liability, and $59 thousand of principal payment of financing lease liability.

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

At December 31, 2025, current assets totaled $4,477 thousand and current liabilities totaled $3,095 thousand, as compared to current assets totaling $5,114 thousand and current liabilities totaling $2,470 thousand at December 31, 2024. As a result, we had working capital of $1,382 thousand at December 31, 2025, compared to a working capital of $2,644 thousand at December 31, 2024. The decrease in the working capital as of December 31, 2025 is primarily attributable to the loss from operations of $3,352 thousand and proceeds from rights offering of $963 thousand and proceeds from Stada of $1,000 thousand.

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

Our recent capital raise which closed on or about August 5, 2025 provides working capital necessary to continue our strategic objectives (discussed further within Note 14). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NexGel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NexGel, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company expects to continue incurring operating losses and generating negative cash flows from operations for the foreseeable future. Additionally, the Company has a significant working capital deficiency, accumulated deficit and net loss for the year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Dallas, Texas

March 31, 2026

NEXGEL, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$317	$1,807
Restricted cash	741	-
Accounts receivable, net	673	933
Inventory	2,111	1,751
Prepaid expenses and other current assets	496	623
Total current assets	4,338	5,114
Goodwill	1,128	1,128
Intangibles, net	681	807
Property and equipment, net	1,955	2,211
Operating lease - right of use asset	2,015	1,628
Investment in NexGelRx	249	-
Other assets	95	95
Total assets	$10,461	$10,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$723	$761
Accounts payable – related party	566	531
Accrued expenses and other current liabilities	460	310
Deferred revenue	2	179
Current portion of note payable	99	97
Partnership accrued advance	731	-
Warrant liability and contingent consideration liability	-	296
Current portion of finance lease liability	65	59
Current portion of operating lease liability	310	237
Total current liabilities	2,956	2,470
Operating lease liability, net of current portion	1,883	1,538
Finance lease liability, net of current portion	242	307
Notes payable, net of current portion	489	588
Total liabilities	5,570	4,903

Commitments and Contingencies (Note 18)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 8,143,133 and 7,638,497 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8	8
Additional paid-in capital	25,447	23,743
Accumulated deficit	(20,996)	(17,996)
Total NexGel stockholders’ equity	4,459	5,755
Non-controlling interest in joint venture	432	325
Total stockholders’ equity	4,891	6,080
Total liabilities and stockholders’ equity	$10,461	$10,983

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues, net	$11,421	$8,688

Cost of revenues	6,912	5,940

Gross profit	4,509	2,748

Operating expenses:
Research and development	2	78
Selling, general and administrative	7,859	6,224
Total operating expenses	7,861	6,302

Loss from operations	(3,352)	(3,554)

Other income (expense)
Change in fair value of warrant liability, net of warrant modification expense	118	28
Realized gain on investments in marketable securities	-	68
Interest expense, net	(34)	(81)
Change in fair value of contingent consideration	-	(18)
Gain in spin-off of NexGelRx	162	-
Other expense	(73)	(4)
Other income	286	98
Total other income (expense), net	459	91
Loss before income taxes	(2,893)	(3,463)
Income tax expense	-	-
Net loss	(2,893)	(3,463)
Less: Loss attributable to non-controlling interest in joint venture	(107)	182
Net loss attributable to NexGel stockholders	$(3,000)	$(3,281)

Net loss per common share – basic and diluted	$(0.38)	$(0.50)

Weighted average shares used in computing net loss per common share – basic and diluted	7,854,288	6,511,574

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2025 and 2024

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non-controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	5,741,838	$6	$19,406	$469	$(14,715)	$5,166

Stock-based compensation	90,860	-	280	-	-	280

Restricted stock issuances	53,410	-	87	-	-	87

Shares issued in acquisition	89,892	-	200	-	-	200

Exercise of warrants	5,439	-	-	-	-	-

Issuance of securities	1,657,058	2	3,770	-	-	3,772

Non-controlling interest contribution	-	-	-	38	-	38

Net loss	-	-	-	(182)	(3,281)	(3,463)

Balance, December 31, 2024	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

	Common Stock		Additional Paid-in	Non-controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2024	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

Stock-based compensation	6,825	-	475	-	-	475

Restricted stock issuances	39,116	-	179	-	-	179

Issuance of securities	458,695	-	963	-	-	963

Warrants issued in conjunction with NexgelRx	-	-	87	-	-	87

Net loss	-	-	-	107	(3,000)	(2,893)

Balance, December 31, 2025	8,143,133	$8	$25,447	$432	$(20,996)	$4,891

The accompanying notes are an integral part of these consolidated financial statements.

NEXGEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(2,893)	$(3,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450	436
Share-based compensation	654	367
Realized gain on investment in marketable securities	-	(68)
Change in fair value of warrant liability	(118)	(28)
Change in fair value of contingent consideration	-	18
Amortization of right of use asset	290	227
Gain in spin-off of NexGelRx	(162)	-
Changes in operating assets and liabilities:
Accounts receivable, net	260	(300)
Inventory	(360)	(432)
Prepaid expenses and other current assets	127	(223)
Accounts payable	(38)	182
Accounts payable – related party	35	(123)
Accrued expenses and other current liabilities	150	(434)
Partnership advance	731	-
Deferred revenue	(177)	159
Operating lease liability	(260)	(185)
Net Cash Used in Operating Activities	(1,311)	(3,867)

Investing Activities
Purchases of equipment	(68)	(443)
Investment in subsidiary	-	(400)
Proceeds from sales of marketable securities	-	68
Net Cash Provided by (Used in) Investing Activities	(68)	(775)

Financing Activities
Payment of contingent consideration	(177)	(279)
Proceeds from rights offering	963	3,772
Principal payments of notes payable	(97)	(77)
Proceeds from non-controlling interest	-	38
Principal payment of financing lease liability	(59)	(50)
Proceeds from margin line of credit	-	345
Net Cash Provided by Financing Activities	630	3,749

Net Increase (Decrease) in Cash (*)	(749)	(893)
Cash and restricted cash – Beginning of year	1,807	2,700
Cash and restricted cash – End of year	$1,058	$1,807
(*) $1,490 relates to decrease in cash and $741 relates to increase in restricted cash

Supplemental Non-cash Investing and Financing Activities
Warrants issued in conjunction with investment in NexgelRx	$87	$200
Additional ROU assets and operating lease liabilities from lease modification	$677	$-
Shares issued in conjunction with asset acquisition	$-	$200
Property and equipment financed under notes payable	$-	$169
Property and equipment financed under financing leases	$-	$416

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the fifty percent (50%) owned JV’s (see Note 7).

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. As of December 31, 2025, the Company had a cash balance of $317 thousand. For the year ended December 31, 2025, the Company incurred a net loss attributable to NexGel stockholders of $3.0 million and had net usage of cash in operating activities of $1.3 million. In addition, the Company had a working capital of $1.4 million as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash balance of $317 thousand as of December 31, 2025 does not include $741 thousand in partnership restricted cash. See Note 18 for additional information regarding partnership restricted cash.

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

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include allowances for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, share-based compensation and fair value of long-lived assets. Actual results could differ from the estimates.

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

The Company also maintains restricted cash under a Partnership Agreement (see Note 18). As of December 31, 2025, restricted cash totaled $741 thousand, representing funds that are contractually restricted from use for general operating purposes and may be utilized only in accordance with the terms of the Partnership Agreement. Restricted cash is included in total cash, cash equivalents, and restricted cash as presented in the statement of cash flows.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $9 thousand and $5 thousand as of December 31, 2025 and 2024, respectively.

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

The “Cost of revenues” line item in the consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The reserve recorded against inventories was $271 thousand and $46 thousand as of December 31, 2025 and 2024, respectively.

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

The Company performed the annual assessment and concluded it is more likely than not that the fair value exceeds the carrying value and no impairments were recognized in the year ended December 31, 2025 and 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $45 thousand and $46 thousand of prepaid insurance, and $451 thousand and $577 thousand general prepaid expenses and other current assets as of December 31, 2025 and 2024, respectively.

Other Assets

Other assets are recorded at historical costs, and as of December 31, 2025 and 2024, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025 and 2024 (in $ thousands):

	Fair value measured at December 31, 2025
	Fair value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment in NexGelRx	$249	$-	$249	$-
Total fair value	$249	$-	$249	$-

	Fair value measured at December 31, 2024
	Fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$296	$-	$-	$296
Total fair value	$296	$-	$-	$296

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2025. The fair values of the warrants are estimated as of the date of issuance and again at each reporting period using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the consolidated statements of operations.

Equity Classified Warrants

Warrants that meet all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, are presented within additional paid-in capital within the Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets. Warrants classified as equity are initially measured at fair value using a Black-Scholes option valuation model. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

Offering Costs

The Company complies with the requirements of ASC 340-40, Other Assets and Deferred Cost, with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed.

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

The Company currently recognizes revenue predominately from three sources: contract manufacturing, custom and white label finished goods manufacturing (“Custom and white label”), and our branded consumer products. Contract manufacturing and Custom and white label revenues are recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time the customer receives the product. Branded consumer product revenue is derived from direct-to-consumer purchases through websites like Amazon and through our Shopify stores. Revenue is recognized upon shipment to the end customer.

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

Disaggregated revenue by sales type ($ in thousands):

	Year Ended
	December 31,
	2025	2024
Contract manufacturing	$3,657	$2,841
Custom and white label finished goods manufacturing	27	42
Consumer branded products	7,320	5,483
Other	417	322
Total	$11,421	$8,688

Contract Liabilities

As of December 31, 2025 and 2024, the Company did not have any contract assets or contract liabilities from contracts with customers and there were no remaining performance obligations that the Company had not satisfied except for deferred revenue of $2 and $179 thousand at December 31, 2025 and 2024, respectively, that the Company had not satisfied as of the end of the respective period.

The following table provides information about contract liabilities from contracts with our customers ($ in thousands).

	Year Ended
	December 31,
	2025	2024
Deferred revenue	$2	$179
Total Deferred revenue	$2	$179

Significant changes in the contract liabilities balance during the period are as follows:

Contract liabilities
Balance, December 31, 2024	$179
Non-cancelable contracts with customers entered during the period	-
Revenue recognized related to non-cancelable contracts with customers during the period	(177)
Balance, December 31, 2025	$2

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

Share-based Compensation

On August 28, 2019, the Company adopted the 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”). See Note 15 for further details regarding the 2019 Plan.

The 2019 Plan provides certain employees, contractors, and outside directors with share-based compensation in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards. The fair values of incentive stock option award grants are estimated as of the date of grant using a Black-Scholes option valuation model. Compensation expense is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is generally the vesting period.

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

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance related to the measurement of credit losses for accounts receivable and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this new standard during the year ended December 31, 2025 with no material impact to the financial statements.

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

In June 2023, the FASB issued ASU 2023-05, Business Combinations (ASC Topic 805): Joint Venture Formations, which provides guidance on accounting for joint ventures established through new entities. The update mandates the application of the acquisition method of accounting for such transactions, requiring parties to recognize and measure identifiable assets and liabilities based on fair values at the acquisition date and establishes a measurement period for adjustments. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU 2023-05 had no material impact to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this standard effective January 1, 2025. As the Company maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to make improvements to the Codification arising from technical corrections, unintended application of the Codification, and clarifications. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

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

4. Business Segments

The Company’s CODM evaluates the financial performance of the Company’s segments based upon segment operating income or (loss) as the profitability measure. The Company has identified its Chief Executive Officer as the CODM. Items outside of operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2025 and 2024 is presented below.

For Year Ended December 31, 2025 ($ in thousands)

	NexGel	CG Labs	Total
Revenues	8,613	2,808	11,421

Cost of sales	4,921	1,991	6,912

Advertising, marketing and amazon fees	2,502	-	2,502
General and administrative	4,815	542	5,357
Total Selling, general and administrative	7,317	542	7,859

Research and development	2	-	2

Operating expenses	7,319	542	7,861

Loss from operations	$(3,627)	$275	$(3,352)

For Year Ended December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Revenues	6,631	2,057	8,688

Cost of sales	4,209	1,731	5,940

Advertising, marketing and amazon fees	2,220	-	2,220
General and administrative	3,409	595	4,004
Total Selling, general and administrative	5,629	595	6,224

Research and development	78	-	78

Operating expenses	5,707	595	6,302

Loss from operations	$(3,285)	$(269)	$(3,554)

 As of December 31, 2025 ($ in thousands)

	NexGel	CG Labs	Total
Total Assets	$6,777	$3,684	$10,461

As of December 31, 2024 ($ in thousands)

	NexGel	CG Labs	Total
Total Assets	$7,721	$3,262	$10,983

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

	For the Years Ended December 31,
	2025	2024
Revenues, net	$11,421	$9,261
Net loss allocable to common shareholders	$(3,000)	$(3,245)
Net loss per share	$(0.38)	$(0.50)
Weighted average number of shares outstanding	7,854,288	6,511,574

6. Investment in NexGelRx

On December 11, 2025, the Company completed the disposition of a controlling interest in its dormant subsidiary, NexgelRX, Inc. (“NexgelRX”), and retained a 19.99% non-controlling interest through a convertible preferred stock holding, which is non-dilutive up to $8.0 million of third-party capital raised. NexgelRX focuses exclusively on developing and commercializing prescription drug delivery solutions utilizing the Company’s proprietary hydrogel technology. At the time of the disposition, NexgelRX raised approximately $1.25 million from third-party investors. In connection with the transaction, the Company granted NexgelRX a license to its technology and is entitled to receive a 5% royalty on future product sales.

The Company evaluated NexgelRX under ASC 810 and concluded that it is not a variable interest entity because it has sufficient substantive equity investment at risk, including third-party equity, to finance its activities without additional subordinated financial support. The Company uses the measurement alternative for equity investments with no readily determinable fair value and the investment is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. The Company valued its convertible preferred stock interest at $249 thousand, which is reported on the Consolidated Balance Sheets and a gain on spin-off of NexGelRx for the year ended December 31, 2025.

As part of the transaction, the Company issued 125,000 warrants to purchase its common stock at an exercise price of $4.00 per share, with a five-year term. The warrants represent approximately 10% warrant coverage relative to the Investee’s capital raise and were classified as equity under ASC 815-40. The warrants were valued at $87 thousand using the Black-Scholes option model, and such amount was recorded as additional paid-in capital with a corresponding decrease in the gain in spin-off of NexGelRx.

7. Variable interest entities

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

The CGN JV is considered to be a VIE and we have consolidated the CGN JV, because we believe we are the primary beneficiary and we meet the power and the economics criteria.

Interest in Joint Venture – Enigma

On January 6, 2023, the Company acquired a 50% interest in a newly formed joint venture (the “Enigma JV”) to pursue branded consumer product retail opportunities and the development of new patch products. The Enigma JV agreement was effective January 6, 2023. As a result of this transaction, the Company owned 50% of the Enigma JV, with the remaining 50% held by Moiety. However, the Enigma JV was dissolved on December 23, 2024. As of December 31, 2024, the Company had contributed $20 thousand and the non-controlling interest portion of Enigma JV had contributed $37 thousand.

The Enigma JV was considered to be a VIE and was consolidated because we believed we were the primary beneficiary and we met the power and the economics criteria.

The following table presents the assets and liabilities of the CGN JV included in the consolidated balance sheet as of December 31, 2025 and 2024. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation.

	December 31, 2025	December 31, 2024
ASSETS:
Current Assets:
Cash	$94	$26
Accounts receivable, net	519	764
Inventory	841	646
Prepaid expenses and other current assets	11	45
Total current assets	1,465	1,481
Intangibles, net	32	122
Property and equipment, net	1,314	1,421
Operating lease - right of use asset	873	283
Total assets	$3,684	$3,307

LIABILITIES
Current Liabilities:
Accounts payable	$87	$912
Accounts payable – related party	477	528
Accrued expenses and other current liabilities	1	51
Deferred revenue	-	179
Current portion of note payable	93	85
Finance lease liability, short term	65	59
Operating lease liability, current portion	84	30
Total current liabilities	807	1,844
Operating lease liability, net of current portion	790	260
Finance lease liability, long term	242	307
Notes payable, net of current portion	228	320
Total liabilities	$2,067	$2,731

The amounts above represent the assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of the CGN JV consolidated VIE can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of December 31, 2025 and December 31, 2024.

8. Operating Leases

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of December 31, 2025 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2026	$363
2027	374
2028	381
2029	388
2030	395
Thereafter	481
Total undiscounted operating lease payments	$2,382
Less: Imputed interest	(189)
Present value of operating lease liability	$2,193
Weighted average remaining lease term	6.9 years
Weighted average discount rate	2.6%

Total operating lease expense for the years ended December 31, 2025, and 2024, was $314 thousand and $287 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying consolidated statements of operations. The weighted average discount rate was 2.6% and 3.0% and the weighted average remaining lease term was 6.9 years and 6.4 years at December 31, 2025 and 2024, respectively.

Supplemental cash flows information related to operating leases was as follows:

	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating leases	$262	$245
ROU assets obtained in exchange for lease liabilities	$677	$-

9. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of December 31, 2025, $419 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% and 9.1% and the weighted average remaining lease term was 4.1 years and 5.1 years at December 31, 2025 and 2024, respectively.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of December 31, 2025 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2026	$91
2027	90
2028	90
2029	90
2030	8
Total undiscounted financing lease payments `	369
Less: Imputed interest	(62)
Present value of financing lease liability	$307
Weighted average remaining lease term	4.1 years
Weighted average discount rate	9.1%

Supplemental cash flows information related to financing lease was as follows:

	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from financing lease	$90	$83

10. Inventory

Inventory consists of the following ($ in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$1,374	$769
Work-in-progress	47	25
Finished goods	961	1,003
	2,382	1,797
Less: Inventory reserve for excess and slow moving inventory	(271)	(46)
Total	$2,111	$1,751

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and Borderless. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

11. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	December 31,	December 31,
	(Years)	2025	2024
Machinery and equipment	3 - 10	$2,161	$2,118
Office furniture and equipment	3 - 10	197	187
Leasehold improvements	6	419	419
Construction in progress	N/A	547	532
		3,324	3,256
Less: accumulated depreciation and amortization		(1,369)	(1,045)
Property and equipment, net		$1,955	$2,211

Depreciation expense for the years ended December 31, 2025 and 2024 was $324 thousand and $319 thousand, respectively.

12. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of December 31, 2025 and 2024 ($ in thousands):

	December 31,	December 31,
	2025	2024
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(289)	(191)
Product/technology related identifiable intangible assets, net	36	134
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	713	713
Accumulated amortization	(85)	(57)
Marketing related identifiable intangible assets, net	645	673
Total identifiable intangible assets, net	$681	$807

In connection with the May 15, 2024 acquisition of Silly George, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

The intangible assets with definite lives are being amortized on a straight-line basis over their weighted average estimated useful life of 1.5 years and amortization expense amounted to $126 and $119 thousand for the nine months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2026	$63
2027	13
2028	2
2029	2
2030	1
Subtotal	81
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$681

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	December 31,	December 31,
	2025	2024
Salaries, benefits, and incentive compensation	$126	$242
Other	334	68
Total accrued expenses and other current liabilities	$460	$310

14. Common Stock

At December 31, 2025, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	907,111
Warrants to purchase common stock	5,142,940
Restricted stock units	60,456

The Company’s issuance of common stock and warrant for the two years ended December 31, 2025 are as follows:

					Placement Agent
Financing Closing Date	Shares Issued	Warrants Issued	Warrants Exericise Price	Total Proceeds	Warrants	Exercise Price

August 5, 2025	413,043	206,521	$4.25	$949,999	33,044	$4.25

July 31, 2025	45,652	22,286	$4.25	$105,000	-	-

November 20, 2024	727,272	363,636	$4.25	$1,999,998	58,182	$4.25

August 23, 2024	444,000	222,000	$4.25	$1,110,000	33,360	$4.25

March 1, 2024	485,782	242,891	$4.00	$1,025,000	27,725	$4.00

Generally, the Company enters into subscription agreements with investors for the sale of its common stock, accompanied with the issuance warrants to acquire common stock.

Subject to certain ownership limitations, each of the warrants will become exercisable on the respective closing date and will expire after five years. The warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained in the registration statement is not available for the issuance or resale of shares of common stock underlying the warrants to or by the holder. The holder of a warrant is prohibited from exercising any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The gross proceeds to the Company from the common stock issuances were intended to be used for working capital and for general corporate purposes.

The Company retained Alere Financial Partners, LLC (a division of Cova Capital Partners, LLC) (“Alere”) to act as the placement agent for August 5, 2025, November 20, 2024, August 23, 2024, and March 1, 2024 common stock issuances. The Company pays Alere a cash fee ranging from 3% to 6% of the gross proceeds received, based on the individual deal and whether the issuances are made to insiders or outsiders of the Company. Additionally, the Company granted Alere warrants exercisable for a period of five years from the closing date for each of the issuances.

15. Share-based Compensation

The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), restricted stock units, performance awards, dividend equivalent rights and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock of the Company or a combination of cash and shares of common stock of the Company. Effective as of May 26, 2020, May 3, 2021, and March 23, 2023 respectively, the Board approved an increase of the number of authorized shares of common stock reserved under the 2019 Plan from 57,143 shares of common stock to 485,715, from 485,715 shares of common stock to 571,429 shares of common stock, and from 571,429 shares of common stock to 785,715, all of which may be delivered pursuant to incentive stock options.

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, bringing the total number of shares underlying the Plan to 1,651,429 of which 793,735 shares have already been awarded or exercised. The Company’s stockholders approved the 780,000 share increase at the Company’s 2025 Annual Meeting of Stockholders held on June 17, 2025. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of December 31, 2025:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	1,651,429	1,132,774	173,915	518,655
Awards issued in excess of 2019 Plan(2)	-	100,821	92,113	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Stock-Options

The following table summarizes the Company’s incentive stock option activity for the two years ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2024	560,650	$2.35	7.95
Granted	172,000	2.68	10.00
Exercised	(90,860)	1.01	—
Forfeited	—	—	—
Cancelled	(39,107)	1.01	—
Expired	(14,286)	5.25	—
Outstanding at December 31, 2024	588,397	2.67	7.81
Granted	400,000	3.26	8.13
Exercised	(6,825)	2.04	—
Forfeited	—	—	—
Cancelled	(60,175)	2.01	—
Expired	(14,286)	5.25	—
Outstanding at December 31, 2025	907,111	$2.94	7.03
Exercisable at December 31, 2025	515,863	$2.38	6.90

As of December 31, 2025 and 2024, vested outstanding stock options had $88 thousand and $1,151 thousand of intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of December 31, 2025 and 2024, there were $609 thousand and $179 of unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 36 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for year ended December 31, 2025 and 2024:

	2025	2024
Volatility	76.26-108.75%	277.56-279.29%
Risk-free interest rate	3.83-4.38%	3.44-3.67%
Dividend yield	0.0%	0.0%
Expected term	5.00-5.5 years	5.00 years

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

Restricted stock awards

The following table summarizes the Company’s restricted stock awards activity for the year ended December 31, 2025:

	Number of	Weighted Average Grant Date
	Units	Fair Value
Outstanding at December 31, 2023	64,562	$1.82
Granted	57,972	2.46
Exercised and converted to common shares	(62,910)	2.08
Forfeited	(3,750)	2.30
Outstanding at December 31, 2024	55,874	2.16
Granted	45,198	3.57
Exercised and converted to common shares	(39,116)	3.39
Forfeited	(1,500)	2.72
Outstanding at December 31, 2025	60,456	$2.41
Exercisable at December 31, 2025	24,962	$2.62

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. As of December 31, 2025, there was $38 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2027.

Share-based compensation of $654 thousand and $367 thousand has been recorded for the year ended December 31, 2025 and 2024, respectively.

Warrants

The following table shows a summary of common stock warrants for the years ended December 31, 2025 and 2024.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at December 31, 2023	3,442,904	5.41	2.87
Warrants – 2021 IPO(1)	387,750	5.50	2.99
Outstanding at January 1, 2024 (corrected)	3,830,654	5.42	2.88
Granted	947,792	4.18	5.00
Exercised	(5,439)	2.80	—
Forfeited	—	—	—
Cancelled	(7,802)	2.80	—
Expired	—	—	—
Outstanding at December 31, 2024	4,765,205	5.18	2.42
Granted	387,392	4.17	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(9,657)	2.80	—
Expired	—	—	—
Outstanding at December 31, 2025	5,142,940	$5.11	1.93
Exercisable at December 31, 2025	5,142,940	$5.11	1.93

(1)	The warrants outstanding have been corrected to reflect 387,750 additional warrants related to the December 27, 2021 unit offering not previously included in the prior year warrant schedule.

As of December 31, 2025, vested outstanding warrants had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

As of December 31, 2024, vested outstanding stock options had $300 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

16. Notes Payable

CGN Segment

The CGN JV has entered into a $231 thousand promissory note agreement for certain equipment. The equipment was installed in December 2023. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $4 thousand thereafter. The principal balance amounted to $156 thousand and $198 thousand as of December 31, 2025 and 2024, respectively.

The CGN JV has entered into a $237 thousand promissory note agreement for certain equipment. The funding advances of $153 thousand and $84 thousand have been issued in February 2024 and December 2023, respectively. The promissory note has a term of five years beginning on March 13, 2024. The promissory note accrues interest at 8% and requires interest only payments through March 13, 2024 and monthly payments of $5 thousand thereafter. The principal balance amounted to $163 thousand and $207 thousand as of December 31, 2025 and 2024, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The leasehold improvements were installed in February 2024. The promissory note has a term of two years beginning on February 11, 2024. The promissory note accrues interest at 0% and requires monthly payments of less than $1 thousand. The outstanding principal balance was $1 thousand and $8 thousand as of December 31, 2025 and 2024, respectively.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $267 thousand and $272 thousand as of December 31, 2025 and 2024, respectively.

The future annual principal amounts and accrued interest to be paid as of December 31, 2025 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2026	$99
2027	106
2028	114
2029	24
2030	6
Thereafter	239
Total	$588
Less: current portion of notes payable	99
Long-term portion of notes payable	$489

17. Warrant Liability

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

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair value as of 12/31/2023	71,019	$2.05	$146
Exercise of warrants	(13,242)		(12)
Change in fair value of warrant liability	—		(16)
Fair value as of 12/31/2024	57,777	$2.04	$118
Change in fair value of warrant liability	—		(118)
Fair value as of 12/31/2025	57,777	$0.02	$—

The following assumptions were used to calculate the warrant liability as of December 31, 2025 and 2024, respectively:

	2025	2024
Exercise price	$2.80 to $5.25	$2.80 to $5.25
Share price	$1.57 - $2.98	$2.16 - $4.46
Volatility	52.78% - 84.02%	92.34% - 283.32%
Risk-free interest rate	3.48% - 4.41%	3.66% - 5.09%
Dividend yield	0.0%	0.0%
Expected term	0.09 to 1.43 years	0.073 to 2.43 years

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility of guideline public companies as inputs.

18. Commitments and Contingencies

Partnership Advance

On July 14, 2025, the Company expanded its partnership with STADA Arzneimittel AG (“STADA”), a European leader in consumer health. The expansion included a $1 million advance from STADA to the Company in non-dilutive capital to support product launches and marketing efforts under the Master Distribution Agreement between the parties and relates to the planned launch of digestive enzyme formulas and solutions targeting scars and stretch marks. As of December 31, 2025, the Company maintained $741 thousand of the advance in partnership restricted cash related to the advance with $731 thousand also classified as a current liability under partnership accrued advance The advance is subject to contractual restrictions on use and will be applied against eligible project costs as incurred in accordance with the terms of the Master Distribution Agreement, as amended.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will or may have a material effect on the financial position, results of operations, or cash flows of the Company.

19. Concentrations of Risk

For the years ended December 31, 2025 and 2024, the Company had no revenue from customers that approximated 10% of total revenue.

The Company had one customer with accounts receivable balances that was 50% of total accounts receivable as of December 31, 2025. The Company had three customers with accounts receivable balances that were 50%, 10% and 22% of the total accounts receivable as of December 31, 2024.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. As of December 31, 2025, there is no balance exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

20. Related Party Transactions

Accounts payable – related party

As of December 31, 2025, and 2024, the Company had outstanding balances of $456 thousand and $494 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of December 31, 2025 and 2024, the Company had an outstanding balance of $17 thousand and $37 thousand due to the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

As of December 31, 2025, the Company had outstanding balances due to Achieving Consulting Excellence, LLC, a company owned by the Company’s Chief Financial Officer, of $93 thousand related to consulting services.

21. Income Taxes

The Company has established a full valuation allowance for its deferred tax assets based on management’s belief that it is more likely than not that the related deferred tax assets will be realized. For the years ended December 31, 2025 and 2024, there was no income tax expense or benefit.

At December 31, 2025 and 2024, the Company had no recorded tax liabilities for uncertain tax positions. The Company does not expect any significant changes to the estimate amount of liabilities associated with uncertain tax positions in the next 12 months.

The income tax (benefit) provision consists of the following ($ in thousands):

	For The Years Ended
	December 31,
	2025	2024
Federal:
Current	$(425)	$(640)
Deferred	425	640
State and local:
Current	(104)	(161)
Deferred	104	161
Income tax provision	$—	$—

For the years ended December 31, 2025 and 2024, the expected tax benefit based on the statutory rate reconciled with the actual benefit is as follows:

	For The Years Ended December 31,
	2025		2024
U.S. federal statutory rate	$(608)	21.0%	$(727)	21.0%
State tax rate, net of federal benefit	(153)	5.3%	(184)	5.3%
Permanent differences:
Non-deductible expenses	78	(2.7)%	111	(3.2)%
Timing differences	151	(5.2)%	(1)	—%
Change in valuation allowance	532	(18.4)%	801	(23.1)%
Income tax provision	$—	—%	$—	—%

For the years ended December 31, 2025 and 2024, differences between the expected tax expense based on the federal statutory rate and the actual tax expense is primarily attributable to the net losses incurred and the corresponding increase to the valuation allowance.

As of December 31, 2025 and 2024, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following ($ in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,193	$5,661
Other	12	7
Total deferred tax assets	6,205	5,668
Valuation allowance	(6,205)	(5,668)
Deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2025 and 2024, the Company has approximately $23.6 million and $21.5 million of federal NOL carryovers, respectively, which begin to expire in 2029 through 2037. Similarly, the subsidiary’s Pennsylvania state returns reported state NOL carryovers of approximately $23.6 million and $21.5 million, as of December 31, 2025 and 2024, respectively. However, these loss carryforwards on a separate company basis may be subject to limitations on the amounts that may be utilized pursuant to Internal Revenue Code section 382 and applicable state law. Section 382 imposes significant limitations on the utilization of net operating losses after certain changes of corporate ownership. The Company will need to determine the amount of loss carryforwards that may be utilized in the future as necessary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2025 and 2024 because management has determined that it is more likely than not that these deferred tax assets will not be realized.

The Company is subject to taxation in the U.S. and various states. Based on the history of net operating losses all jurisdictions and tax years are open for examination until the operating losses are utilized or the statute of limitations expires. As of December 31, 2025 and 2024, the Company does not have any significant uncertain tax positions.

22. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events after December 31, 2025, through the date these Consolidated Financial Statements were issued and has no transactions or events requiring disclosure except as disclosed below.

Securities Purchase Agreement

On February 9, 2026, the Company entered into a Securities Purchase Agreement with a certain institutional investor (the “Investor”) named therein (the “Purchase Agreement”) providing for the purchase by the Investor of a 10% original issue discount (OID) convertible note facility in up to the aggregate original principal amount of $56,667,667 (the “Convertible Note Facility”), providing for the purchase by the Investor, in one or more closings, of (i) series A senior secured convertible notes up to an aggregate original principal amount of up to $1,797,381 (the “Series A Convertible Notes,” and the shares of common stock, par value $0.001 per share (“Common Stock”) issuable pursuant to the terms of the Series A Convertible Notes (the “Series A Conversion Shares”) in a registered direct pursuant to a currently effective shelf registration statement on Form S-3 (File No. 333-264282), which has been declared effective by the SEC on June 7, 2023 and (ii) series B senior secured convertible notes up to an aggregate original principal amount of up to $54,869,286 (or such other amount as the Company and the Investor shall mutually agree in writing) (the “Series B Convertible Notes,” together with the Series A Convertible Notes, the “Convertible Notes”) and the shares of common stock issuable pursuant to the terms of the Series B Convertible Notes (the “Series B Conversion Shares”, and collectively with the Series A Conversion Shares, the “Conversion Shares”)), in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated by the SEC under the Securities Act.

The Series A Convertible Notes were issued on February 10, 2026, and the Company received gross proceeds of $1,797,381 before deducting expenses, which proceeds shall be subject to the terms of a deposit account control agreement. The Company is required to use the net proceeds from the offering of the Series A Convertible Notes primarily for an approved future acquisition as further described in the Purchase Agreement (the “Approved Acquisition”). The Company agreed not to use the net proceeds for certain purposes, including satisfaction of other indebtedness (except as specifically permitted), redemption or repurchase of securities (except as permitted), or settlement of outstanding litigation. If the Company consummates the Approved Acquisition no later than April 15, 2026, subject to certain other conditions, the Investor will be required to purchase Series B Convertible Notes in up to an aggregate original principal amount of $14,869,286 at an additional closing pursuant to the Purchase Agreement, all of which proceeds will be used for the Approved Acquisition, except for certain expenses payable on behalf of the Investor.

The Purchase Agreement contains representations and warranties of the Company typical for transactions of this type, including representations and warranties relating to organization and authorization, issuance and validity of the securities, compliance with securities laws and effectiveness of the registration statement, absence of conflicts, SEC filings and financial statements, capitalization, absence of litigation, and other customary matters. The Purchase Agreement also contains representations and warranties of the Investor, including that each Investor is a qualified institutional investor or institutional accredited investor acquiring the securities for investment purposes.

The Purchase Agreement also contains customary affirmative and negative covenants, including covenants relating to filing and maintenance of registration statements, listing of securities, reservation of shares, restrictions on issuance of competing securities during specified periods, and participation rights in certain subsequent financings. The Purchase Agreement also obligates the Company to indemnify the Investor and its affiliates for certain losses resulting from any breach of representations, warranties or covenants in the transaction documents, or any third-party claims arising out of the execution or performance of the transaction documents or the Investor’s status as investors in the Company.

Palladium Capital Group the “Placement Agent”) acted as the Company’s placement agent with respect to the Convertible Notes. The Company agreed to pay to the a cash fee equal to 7% of the aggregate gross proceeds raised from the Convertible Notes at the time and if the Company consummates the Approved Acquisition; provided, however, the Placement Agent has agreed to convert 25% of this cash fee into a form of convertible promissory note to be agreed to between the Company and the Placement Agent. Additionally and at the time and if we consummate the Approved Acquisition, the Company agreed to issue to Placement Agent warrants to purchase that number of shares of Common Stock of the equal to 7% of the aggregate number of shares of Common Stock (or Common Stock equivalent, if applicable) sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants will (x) provide for cashless exercise, (y) have an exercise price equal to the offering price per share in at closing and (z) expire on the five (5) year anniversary from issuance.

Convertible Notes

Pursuant to the Purchase Agreement, the Company will issue the two series of convertible notes in this offering: (i) Series A Convertible Notes issued in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3 and a related prospectus supplement and (ii) Series B Convertible Notes to be issued, in one or more closings, in a private placement pursuant to Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder

The Convertible Notes are issued pursuant to substantially identical forms, with certain provisions applicable only to one series or the other. Specifically, the Series A Convertible Notes, and the Series A Conversion Shares were registered at issuance under the prospectus supplement and the Series B Conversion Shares will be freely transferable by the holders, while the Series B Convertible Notes will be issued in a private placement and accordingly the Series B Conversion Shares are subject to transfer restrictions under applicable securities laws. The Company entered into a Registration Rights Agreement (as defined below) with the Investor, pursuant to which the Company is obligated to file a registration statement registering the Series B Conversion Shares and maintain its effectiveness in accordance with the terms of such agreement. Certain provisions in the forms of Convertible Notes, such as events of default relating to registration statement effectiveness and obligations to deliver unlegended shares, apply only to the Series B Convertible Notes.

Except as otherwise specified, references to the “Convertible Notes” in this Annual Report on Form 10-K apply to both the Series A Convertible Notes and the Series B Convertible Notes, and the description of the terms of the Convertible Notes set forth below applies equally to both series unless otherwise indicated.

The Convertible Notes bear interest at a rate of 10% per annum (increasing to 18% per annum upon the occurrence and during the continuance of an Event of Default), with interest payable monthly on the first Trading Day of each calendar month commencing May 1, 2026. Each Convertible Note will mature on the two (2) year anniversary of the applicable issuance date, subject to adjustment if certain conditions with respect to the Approved Acquisition are not met.

The Series A Convertible Notes are convertible into shares of Common Stock at a fixed Conversion Price of $1.244 per share, subject to adjustment as provided in the Series A Convertible Notes. The holder may elect to convert the Convertible Notes at an Alternate Conversion Price, subject to certain conditions, which provides for conversion at a discounted price based on recent trading VWAP. The Alternate Optional Conversion Price is equal to the lower of (i) the Conversion Price or (ii) the greater of (x) the Floor Price (as defined below) or (y) 95% of the average VWAP during the ten (10) consecutive Trading Day period ending on the trading day immediately preceding delivery of the conversion notice. The Alternate Event of Default Conversion Price is equal to the lower of (i) the Conversion Price or (ii) the greater of (x) the Floor Price or (y) 80% of the average VWAP during the ten (10) consecutive trading day period ending on the trading day immediately preceding delivery of the conversion notice. The Floor Price is $0.2488 per share, subject to adjustment.

Pursuant to the Purchase Agreement, the issuance of the Series B Convertible Notes at the Company’s option shall be subject to and conditioned on the Company receiving the required stockholder approval for the following matters: (i) the redomestication of the Company to the State of Nevada, (ii) the approval of one or more reserve stock splits over the next twelve (12) months up to an aggregate ratio of 250 shares-to-1 share, (iii) approval of the increase of the authorized shares of Common Stock of the Company from 25,000,000 to 250,000,000, and (iv) the approval of the issuance of all of the Securities in compliance with the rules and regulations of Nasdaq Capital Markets.

Asset Purchase and Exclusive License Agreement

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “License Agreement”) with Celularity Inc., a Delaware corporation (the “Licensor”), whereby the Licensor agreed to grant to the Company an exclusive license to its commercial-stage biomaterials portfolio and certain development-stage programs as more fully described in the Agreement and the Licensor agreed to sell to the Company assets related to the portfolio (collectively, the “Business”).

Pursuant to the License Agreement, consideration for the Business will consist of up to $35.0 million in cash, subject to certain adjustments, which will include (i) a $15.0 million upfront payment and (ii) an additional $20.0 million in potential milestone payments based on net sales targets related to the Business.

Each party’s obligation to consummate the transaction is subject to customary conditions as set out in the Agreement, including the Company’s receipt of financing in an amount sufficient to pay the initial $15.0 million upfront payment. In addition, the Agreement contains customary termination rights of the parties.

The Agreement contains customary representations, warranties, covenants, indemnifications, and agreements. Among other ancillary agreements, the Agreement contemplates that the parties will enter into a contract manufacturing agreement and sublease agreement related to the Business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Specifically, management has concluded that its internal control over financial reporting was not effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to not maintaining proper segregation of duties, including: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we have one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems.

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

Financial Reporting Process

We have not designed controls to ensure the financial reporting process is operating effectively, as noted above. We intend to design controls to ensure the financial information is accurate, complete, and recorded in the correct period.

Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans.

During the three months ended December 31, 2025, no director or officer of the Company adopted , modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the headings “Directors, Executive Officers and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders and is incorporated herein by reference. The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, any applicable consultants and contractors (as determined by the Company), and each of their respective family members, and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” and under the subheadings “Board Oversight of Risk Management,” “Compensation of Directors,” “Director Compensation-2025” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” and under the subheading “Board Committees” under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The information required by this Item is set forth under the subheadings “Fees Paid to Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

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

NexGel, Inc.

Date: March 31, 2026	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the dates set forth below.

Signature	Date	Title

/s/ Adam Levy	March 31, 2026	Chief Executive Officer and President (Principal Executive Officer) and Director
Adam Levy

/s/ Adam Drapczuk	March 31, 2026	Chief Financial Officer (Principal Accounting and Financial Officer)
Adam Drapczuk

/s/ Steven Glassman	March 31, 2026	Director
Steven Glassman

/s/ Scott Henry	March 31, 2026	Director
Scott Henry

/s/ Steven Ciardiello	March 31, 2026	Director
Steven Ciardiello

/s/ Jerome B. Zeldis	March 31, 2026	Director
Jerome B. Zeldis

