Form 10-K/A
period 2025-12-31
NEXGEL, INC.
filed 2026-04-30
CIK 1468929

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

As of April 28, 2026, the registrant had 8,849,665 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2026, NexGel, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). This Amendment No. 1 (this “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement involving the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company is filing this Amendment to include Part III information in its Original Form 10-K because the Company will not file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Form 10-K to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Except as specifically stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.3 and 31.4 hereto. Because no financial statements are contained in this Amendment, and this Amendment does not contain or amend disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are being filed with this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required and are not being filed herewith.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each individual who serves as an executive officer or director of the Company as of the date of this Amendment.

Name	Age	Position
Adam Levy	63	Chief Executive Officer, President and Director
Ian Blackman	58	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Steven Glassman	61	Chairperson of the Board of Directors
Steven A. Ciardiello	55	Director
Scott R. Henry	55	Director
Dr. Jerome B. Zeldis, M.D., Ph.D.	76	Director

Executive Officers

Adam Levy, Chief Executive Officer, President and Director.

Mr. Levy has served as our Chief Executive Officer and President since September 10, 2019 and was our Chief Financial Officer from December 31, 2019 until June 1, 2021. Mr. Levy has also served on our Board since September 9, 2021. Mr. Levy was an investment banker associated with Cova Capital for six years prior to joining NexGel and has significant capital markets experience. Prior to that, he was the president and CEO of Warlock Records Inc. and its related companies from its inception in 1985. While at Warlock, he led the successful turn-around of several financially distressed music companies as part of a roll up strategy. Mr. Levy has expertise in consumer products, marketing, television/radio advertising and direct to consumer sales, which makes him well-qualified to be a member of the Company’s Board.

Ian Blackman, Chief Financial Officer.

Mr. Blackman, 58, has served as our Chief Financial Officer since April 27, 2026. Mr. Blackman is a Certified Public Accountant with over 30 years of global financial leadership experience across private equity-backed and publicly traded organizations. From February 2018 until September 2025, Mr. Blackman served as Chief Financial Officer of McIntosh Group Inc. (and its successor, Bose Luxury), a private equity-backed luxury consumer electronics company, where he was a member of the executive team that drove organic revenue growth and was deeply involved in two due diligence and sale processes resulting in transactions to a private equity firm and subsequently to a strategic acquirer. From April 2017 to January 2018, Mr. Blackman served as Chief Financial Officer, North America, for Diptyque and Byredo, two private equity-backed luxury lifestyle brands, where he was responsible for all finance, treasury, tax and human resources functions. From May 2015 to March 2017, Mr. Blackman served as Chief Financial Officer of Trish McEvoy Ltd., an international luxury beauty brand, with responsibility for finance, treasury, tax, human resources and administrative functions across its U.S. operations and U.K.-based subsidiary. From September 2011 to April 2015, Mr. Blackman served as Chief Financial Officer of JOC Group Inc. and its affiliate Breakbulk Inc., the North American businesses of an international data services group, where he managed the strategic plan process used in connection with the sale of the global division to an international private equity firm and led the implementation of a private equity plan that resulted in two subsequent sales to strategic acquirers. From 1995 to September 2011, Mr. Blackman served in roles of increasing responsibility at Universal Music Group. Mr. Blackman began his career at Goldstein Golub Kessler and Company, where he served as an Audit Manager from 1989 to 1995. Mr. Blackman holds a Bachelor of Science (Honours) in Economics from the London School of Economics.

Board of Directors

Steven Glassman, Chairperson of the Board of Directors.

Steven Glassman has served on our Board of Directors since March 8, 2021 and serves as Chairperson of the Board. He is currently the senior business advisor for Nephila Advisors, LLC, a Nashville, TN based hedge fund focused on catastrophic reinsurance and weather risk transfer markets in connection with the capital markets. From January 2018 until now, Mr. Glassman focused on Global Business Initiatives at Nephila. From 2010 to 2017, Mr. Glassman served as the Chief Management Officer of Nephila Capital Ltd. Prior to joining Nephila, Mr. Glassman worked at Merrill Lynch in New York in their real estate principal investment group from 1986 to 2009. Mr. Glassman holds a Bachelor of Arts in Economics from Vanderbilt University. Mr. Glassman brings to the Board more than 30 years of business-related experience, with expertise in finance, auditing and accounting, which makes him a well-qualified candidate to be a director of the Company.

Steven A. Ciardiello, Director.

Mr. Ciardiello has served on our Board of Directors since July 31, 2025. Mr. Ciardiello is a Certified Public Accountant who currently serves as the Chief Accounting Officer of Shutterstock, Inc. (NYSE: SSTK), a leading global creative platform offering high-quality creative content for transformative brands, where he has served since 2016 and leads a global finance team responsible for SEC reporting, tax, internal audit, and general accounting. Since joining Shutterstock, Mr. Ciardiello has led numerous financial transformation initiatives, improved reporting efficiency, and led efforts to streamline enterprise resource planning and financial operations. Prior to Shutterstock, Mr. Ciardiello held several finance leadership positions, overseeing the redesign of the financial close process and implementation of a global ERP system, and has over 15 years of Big Four public accounting experience. Mr. Ciardiello brings to the Board more than 25 years of senior financial leadership experience in publicly traded companies, with expertise in SEC reporting, internal audit, financial transformation and corporate governance, which makes him a well-qualified candidate to be a director of the Company.

Scott R. Henry, Director.

Mr. Henry has served on our Board of Directors since January 16, 2023. Mr. Henry, CFA, is a Managing Director, Senior Research Analyst at Alliance Global Partners with 20+ years of sell-side coverage in the pharmaceutical, biotechnology and medical device sectors. He has previously held positions with firms including ROTH Capital Partners, Oppenheimer, Thomas Weisel Partners, ABN AMRO and Leerink Swann & Co. Mr. Henry has received numerous awards, including rankings in the Wall Street Journal “Best on the Street” stock picking survey, Forbes/Zacks Investment Research “Best Analysts” for the drugs category and Forbes.com/StarMine rankings for earnings estimate accuracy. His investment views have been cited in the Wall Street Journal and the New York Times, and he has made frequent appearances on CNBC, CBS MarketWatch and Bloomberg. Mr. Henry attended the University of Rhode Island and received an M.B.A. with distinction from Cornell University. Mr. Henry brings to the Board more than 20 years of business-related experience, with expertise in finance and the capital markets, which makes him a well-qualified candidate to be a director of the Company.

Dr. Jerome B. Zeldis, M.D., Ph.D., Director.

Dr. Zeldis has served on our Board of Directors since April 1, 2020. From January 2021 to March 2023, he was Executive Vice President for Research and Development at NexImmune (NASDAQ: NEXI). From April 2020 to October 2021 Dr. Zeldis was executive chair of ViralClear Pharmaceuticals, Inc., a partially owned subsidiary of BioSig Technologies, Inc. (NASDAQ: BSGM) on which he served on the Board of Directors from May 2019 to October 2021. Dr. Zeldis was at Celgene Corporation (NASDAQ:CELG) from Feb 1997 to June 2016 where he was Chief Medical Officer and had a variety of other responsibilities. From 2016 to March 2019, Dr. Zeldis served as Chief Medical Officer and President of Clinical Research with responsibility for Drug Safety, Quality, and Regulatory at Sorrento Therapeutics, Inc. Since June 2011, Dr. Zeldis has been a director of Soligenix, Inc. and PTC Therapeutics, Inc. He attended Brown University for an AB, MS, followed by Yale University for an MPhil, MD, and PhD in Molecular Biophysics and Biochemistry. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Mr. Zeldis brings to the Board more than 40 years of business-related experience, with expertise in the biotech and medical devices fields, which makes him a well-qualified candidate to be a director of the Company.

Mr. Joseph F. McGuire previously served as our Chief Financial Officer from January 1, 2025 until his employment with the Company terminated effective December 31, 2025. Mr. Adam E. Drapczuk III previously served as our Chief Financial Officer from June 1, 2021 until December 31, 2024 and as our Interim Chief Financial Officer from January 1, 2026 until his resignation effective April 27, 2026 in connection with the appointment of Mr. Blackman; Mr. Drapczuk continues to provide financial consulting services to the Company. Mr. Nachum Stein previously served as a member of our Board of Directors from September 10, 2019 until his resignation effective February 2, 2026. The resignations of Mr. Drapczuk and Mr. Stein were not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Reference is made to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026 for additional information regarding Mr. Blackman’s appointment and Mr. Drapczuk’s resignation.

Family Relationships

There are no family relationships among any of NexGel’s directors or executive officers.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. As of the date of this Amendment, the membership of each of the Board committees is set forth in the table below.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Adam Levy	—	—	—
Steven Glassman*	Member	Chairperson	Member
Steven A. Ciardiello	Member	Member	—
Scott R. Henry	Chairperson	Member	Member
Dr. Jerome B. Zeldis, M.D., Ph.D.	—	—	Chairperson

* Chairperson of the Board of Directors

Audit Committee.

Our Audit Committee is currently comprised of Mr. Glassman, Mr. Henry and Mr. Ciardiello, each of whom our Board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Mr. Henry is the chairperson of our Audit Committee and Mr. Henry qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee has adopted a written audit committee charter, viewable at https://ir.nexgel.com/corporate-governance/governance-documents, that provides that the functions of our Audit Committee include, among other things:

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

Compensation Committee.

Our Compensation Committee is currently comprised of Mr. Glassman, Mr. Ciardiello and Mr. Henry. Our Board has determined that each of Mr. Glassman, Mr. Ciardiello and Mr. Henry qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and does not have a material relationship with us that would affect his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Mr. Glassman is the chairperson of our Compensation Committee.

Our Compensation Committee has adopted a written compensation committee charter, viewable at https://ir.nexgel.com/corporate-governance/governance-documents, that provides that the functions of our Compensation Committee include, among other things:

●	reviewing and approving, or recommending to our Board for approval, the compensation of our executive officers and any compensatory arrangement with our executive officers;

●	reviewing and recommending to our Board for approval the compensation of our directors and any changes to their compensation;

●	reviewing and approving, or recommending to our Board for approval, and administering incentive compensation and equity incentive plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee is currently comprised of Mr. Glassman, Mr. Henry and Dr. Zeldis. Our Board has determined that each of Mr. Glassman, Mr. Henry and Dr. Zeldis qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Dr. Zeldis is the chairperson of our Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee has adopted a written nominating and corporate governance committee charter, viewable at https://ir.nexgel.com/corporate-governance/governance-documents, that provides that the functions of our Nominating and Corporate Governance Committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;

●	overseeing the evaluation and the performance of our Board and of individual directors;

●	considering and making recommendations to our Board regarding the composition of our Board and its committees;

●	overseeing our corporate governance practices;

●	contributing to succession planning; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics addresses, among other things, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Business Conduct and Ethics, improper conflicts of interest or other violations. Our Code of Business Conduct and Ethics is available on our website at www.nexgel.com in the “Governance Documents” section found under the “Investors” tab. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of the Company’s insider trading policy was filed as Exhibit 19.1 to the Original Form 10-K.

Pursuant to the Company’s insider trading policy, short sales of Company securities, including any hedging or monetization transactions (such as zero-cost collars and forward sale contracts), are prohibited. This prohibition applies to all employees, officers and directors of the Company.

Policy for the Recovery of Erroneously Awarded Compensation

As required by the listing standards adopted by Nasdaq as a result of SEC rulemaking, our Board adopted a Policy for the Recovery of Erroneously Awarded Compensation. The policy provides that the Company must promptly recover specified incentive-based compensation that is received by our Section 16 officers on or after December 1, 2023, regardless of fault or misconduct, upon specified accounting restatements of the Company’s financial statements that result in such persons receiving an amount that exceeds the amount that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. There are limited exceptions to the recovery required as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. There will not be any duplicative recovery by the Company. As specified in the listing standards, the Company cannot insure or indemnify a Section 16 officer for recoveries under this policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Philosophy and Practices

We believe that the performance of our executive officers significantly impacts our ability to achieve our corporate goals. We, therefore, place considerable importance on the design and administration of our executive officer compensation program. This program is intended to enhance stockholder value by attracting, motivating and retaining qualified individuals to perform at the highest levels and to contribute to our growth and success. Our executive officer compensation program is designed to provide compensation opportunities that are tied to individual and corporate performance.

Our compensation packages are also designed to be competitive in our industry. The Compensation Committee from time-to-time consults with other advisors in designing our compensation program, including in evaluating the competitiveness of individual compensation packages and in relation to our corporate goals.

Our overall compensation philosophy has been to pay our executive officers an annual base salary and to provide opportunities, through cash and equity incentives, to provide higher compensation if certain key performance goals are satisfied.

Summary Compensation Table

The following table summarizes all compensation received by our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Comp. ($)	Change in Pension Value ($)	All Other Comp. ($)	Total ($)
Adam Levy,	2025	373,077	15,000	100,000 (1)	378,600 (2)	—	10,500	—	877,177
Chief Executive Officer and President	2024	325,000	25,000	50,000 (4)	—	—	10,350	7,200 (3)	437,550
Joseph F. McGuire,	2025	190,769	—	—	252,400 (5)	—	3,000	—	446,169
Former Chief Financial Officer (6)
Adam E. Drapczuk III,	2024	248,229	—	—	—	—	—	—	248,229
Former Chief Financial Officer and Former Interim Chief Financial Officer (7)

(1) Represents an equity grant of 26,116 shares of common stock to Mr. Levy granted on January 2, 2025, which vested in twelve equal monthly installments during 2025. The shares were valued at $3.829 per share, the closing per share price of the Company’s common stock as reported on Nasdaq on January 2, 2025 (or an aggregate of $100,000).

(2) Represents 150,000 stock options granted to Mr. Levy on January 2, 2025 under the Plan, with a per share exercise price of $3.829, a five-year term, and vesting in four equal annual installments of 37,500 shares on each of December 31, 2025, 2026, 2027 and 2028. Amounts in this column represent the aggregate grant date fair value of options granted in the reported year, determined in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by Mr. Levy.

(3) Represents a cash reimbursement for an automobile allowance.

(4) Represents an equity grant of 22,222 shares of common stock to Mr. Levy which vested on a monthly basis during the fiscal year ended December 31, 2024 and which were valued at $2.25 per share, which was the Company’s fair market value per share on the date of the grant, January 2, 2024 (or an aggregate of $50,000).

(5) Represents 100,000 stock options granted to Mr. McGuire on January 2, 2025 under the Plan, with a per share exercise price of $3.829, vesting as follows: (i) 25,000 shares on September 1, 2025 and (ii) the remaining 75,000 shares in equal monthly installments over thirty-six months beginning on October 31, 2025. Amounts in this column represent the aggregate grant date fair value of options granted in the reported year, determined in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by Mr. McGuire.

(6) Mr. McGuire served as the Company’s Chief Financial Officer from January 1, 2025 until his employment with the Company terminated effective December 31, 2025.

(7) Mr. Drapczuk served as the Company’s Chief Financial Officer from June 1, 2021 until December 31, 2024 and continued to serve as a financial consultant to the Company from January 1, 2025 through December 31, 2025. Effective January 1, 2026, Mr. Drapczuk was appointed Interim Chief Financial Officer of the Company, in which role he served until his resignation effective April 27, 2026 in connection with the appointment of Mr. Blackman as Chief Financial Officer. Mr. Drapczuk continues to provide financial consulting services to the Company. Mr. Drapczuk’s 2024 compensation, as previously reported in the Company’s definitive proxy statement filed with the SEC on April 30, 2025, is included for comparative purposes.

NexGel 2019 Long-Term Incentive Plan

On March 8, 2019, our stockholders approved the 2019 Long-Term Incentive Plan (the “2019 Plan”), which was adopted by our Board on March 8, 2019. The 2019 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We initially reserved a total of 57,143 shares of our common stock for awards under the 2019 Plan. Pursuant to amendments approved by our stockholders, the maximum number of shares of common stock that may be delivered pursuant to awards under the 2019 Plan is currently 1,651,429 shares.

Unless terminated earlier by the Board, the 2019 Plan will expire on the tenth anniversary of its effective date. No award may be made under the 2019 Plan after its expiration date, but awards made prior thereto may extend beyond that date.

Employment Agreements

Adam Levy 2025 Executive Employment Agreement.

On December 31, 2024, the Company entered into a 2025 Executive Employment Agreement (the “Levy Employment Agreement”) with Adam Levy, who has served as the Company’s Chief Executive Officer and President since 2019. The term of the Levy Employment Agreement is for one year from January 1, 2025. The Levy Employment Agreement terminated Mr. Levy’s prior 2024 Executive Employment Agreement with the Company dated December 26, 2023 (the “Prior Levy Agreement”) in its entirety and the Prior Levy Agreement is of no further force or effect, including but not limited to any and all continuing or surviving obligations of both the Company and Mr. Levy under the Prior Levy Agreement.

Pursuant to the Levy Employment Agreement, Mr. Levy is paid a base salary of $375,000 per year. Mr. Levy also received a grant of shares of the Company’s common stock equal to $100,000 divided by the closing per share price of the Company’s common stock as reported on Nasdaq on January 2, 2025, which was $3.829 and equates to 26,116 shares of common stock (the “Levy Equity Grant”). The Levy Equity Grant vests in twelve equal monthly installments (subject to any rounding adjustments) during the term of the Levy Employment Agreement with the first installment vesting on January 2, 2025.

Additionally and pursuant to the Levy Employment Agreement, on January 2, 2025 Mr. Levy received stock options under the 2019 Plan to purchase up to 150,000 shares of the Company’s common stock at a per share exercise price of $3.829, which is equal to the closing per share price of the Company’s common stock as reported on Nasdaq on January 2, 2025 (the “Levy Stock Option”). The Levy Stock Option has a five-year term and vests as follows: 37,500 shares of common stock underlying the Levy Stock Option vest on December 31, 2025, 2026, 2027 and 2028, respectively; provided Mr. Levy is employed on the applicable vesting date by the Company unless Mr. Levy is terminated without cause or resigns for good reason (as defined in the Levy Employment Agreement) during the vesting period in which case the Levy Stock Option shall accelerate, vest and become exercisable immediately. In the event of a Change in Control (as defined in the Plan) of the Company, any unvested portion of the Levy Stock Option shall accelerate, vest and become exercisable immediately prior to the Change in Control.

Mr. Levy was also entitled to receive or be eligible for the following bonuses pursuant to the Levy Employment Agreement:

●	A cash bonus equal to $25,000 (which was paid on December 31, 2024) and, for the remainder of the fiscal year 2025, Mr. Levy was eligible to receive a cash bonus in a targeted amount of $25,000 upon the achievement of reasonable target objectives and performance goals of the Company and Mr. Levy as may be determined by the Board and/or the Compensation Committee of the Board in consultation with Mr. Levy, which may result in the target bonus being a higher or lower amount than $25,000;

●	In the event the Company achieves EBITDA (as defined in the Levy Employment Agreement) for two consecutive fiscal calendar quarters during the term through the first fiscal quarter of 2026, (a) a cash bonus equal to $50,000 and (b) a grant of 40,000 shares of common stock, which shall vest over a two-year period in four equal installments on each six-month anniversary date after which the EBITDA bonus was earned;

●	Certain trading-price-based and capital-raising-based bonuses, as more fully described in the Levy Employment Agreement; and

●	Such additional equity awards under the Company’s existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, as the Board or Compensation Committee may determine in their discretion.

The Levy Employment Agreement contains customary severance and change-in-control provisions, as well as non-competition, non-solicitation, confidentiality, and assignment of inventions provisions whereby Mr. Levy is subject to non-competition and non-solicitation restrictions for a period of one year and two years, respectively, following termination of his employment. The foregoing summary is qualified in its entirety by reference to the full text of the Levy Employment Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2025.

Joseph F. McGuire 2025 Executive Employment Agreement.

On December 30, 2024, the Company entered into a 2025 Executive Employment Agreement (the “McGuire Employment Agreement”) with Joseph F. McGuire, pursuant to which Mr. McGuire became the Company’s Chief Financial Officer effective January 1, 2025, replacing Adam E. Drapczuk III. The term of the McGuire Employment Agreement was for one year from January 1, 2025. Pursuant to the McGuire Employment Agreement, Mr. McGuire was paid a base salary of $200,000 per year. Mr. McGuire was also eligible to receive annual bonus compensation in a targeted amount of 30% of his base salary upon the achievement of reasonable target objectives and performance goals of the Company and Mr. McGuire as may be determined by the Chief Executive Officer, the Board and/or the Compensation Committee of the Board in consultation with Mr. McGuire.

Additionally and pursuant to the McGuire Employment Agreement, on January 2, 2025 Mr. McGuire received stock options under the 2019 Plan to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $3.829, which is equal to the closing per share price of the Company’s common stock as reported on Nasdaq on January 2, 2025 (the “McGuire Stock Option”). The McGuire Stock Option vested as follows: (i) 25,000 shares of common stock vested on September 1, 2025; and (ii) the remaining 75,000 shares of common stock vest equally per month on the last day of each month for thirty-six months beginning on October 31, 2025; provided Mr. McGuire was employed on the applicable vesting date by the Company.

Mr. McGuire’s employment with the Company terminated effective December 31, 2025. The details of Mr. McGuire’s separation from the Company are being finalized and such details will be filed in a Form 8-K once available. The foregoing summary is qualified in its entirety by reference to the full text of the McGuire Employment Agreement, a copy of which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024.

Ian Blackman 2026 Executive Employment Agreement.

On April 27, 2026, in connection with the appointment of Mr. Blackman as the Company’s Chief Financial Officer, the Company entered into an Executive Employment Agreement with Mr. Blackman (the “Blackman Employment Agreement”), effective as of April 27, 2026 (the “Blackman Effective Date”).

Pursuant to the Blackman Employment Agreement, Mr. Blackman is paid a base salary of $250,000 per year. Mr. Blackman is also eligible to receive a cash bonus for fiscal year 2026 (pro-rated from the Blackman Effective Date) based on the Company’s achievement of specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, equal to (i) 10% of his base salary if the Company achieves EBITDA of at least $4 million, (ii) 30% of his base salary if the Company achieves EBITDA of at least $6 million, or (iii) 50% of his base salary if the Company achieves EBITDA of at least $8 million. Only one of the foregoing bonus tiers may be earned for fiscal year 2026, and the bonuses are not cumulative. The Blackman Employment Agreement provides that, for fiscal years following 2026, the cash bonus structure for Mr. Blackman will be determined by the Compensation Committee of the Board.

Pursuant to the Blackman Employment Agreement, Mr. Blackman also received an initial grant of options to purchase up to 160,000 shares of the Company’s common stock under the 2019 Plan (the “Blackman Initial Option Grant”). To the extent qualifying as an incentive stock option under the Internal Revenue Code, the Blackman Initial Option Grant will be treated as an incentive stock option, and the remainder will be treated as a non-qualified stock option. The Blackman Initial Option Grant has a five-year term and a per share exercise price equal to the closing per share price of the Company’s common stock as reported on Nasdaq on the third business day after the Company is no longer in possession of material non-public information. The Blackman Initial Option Grant vests as follows: (i) 40,000 shares vest on the first anniversary of the Blackman Effective Date, and (ii) the remaining 120,000 shares vest in 36 equal monthly installments of 3,334 shares (with rounding adjustments) commencing on March 31, 2027, in each case subject to Mr. Blackman’s continued employment with the Company on each applicable vesting date. In the event of a Change in Control (as defined in the Blackman Employment Agreement) of the Company, any unvested portion of the Blackman Initial Option Grant shall accelerate, vest and become exercisable immediately prior to the Change in Control.

The Blackman Employment Agreement also provides for severance benefits in the event Mr. Blackman’s employment is terminated by the Company without cause or by Mr. Blackman for good reason (as such terms are defined in the Blackman Employment Agreement). The applicable Severance Period (as defined in the Blackman Employment Agreement) is (i) three months if such termination occurs on or before the date that is six months after the Blackman Effective Date, (ii) six months if such termination occurs after the date that is six months after the Blackman Effective Date but on or before the first anniversary of the Blackman Effective Date, and (iii) twelve months if such termination occurs thereafter. The severance benefits consist of (a) continued payment of Mr. Blackman’s base salary during the Severance Period, (b) a pro-rata portion of his target annual bonus for the year of termination, multiplied by 25%, 50% or 100%, based on the applicable Severance Period, (c) reimbursement of COBRA premiums during the Severance Period, and (d) acceleration of vesting of any equity awards that would have otherwise vested through the end of the Severance Period.

In the event Mr. Blackman’s employment is terminated by the Company without cause or by Mr. Blackman for good reason within twelve months following a Change in Control, Mr. Blackman is entitled to (i) a lump sum payment equal to one times his then-current base salary plus 100% of his target annual bonus, (ii) twelve months of COBRA premium reimbursement, and (iii) full acceleration of vesting of all unvested equity awards.

The Blackman Employment Agreement contains customary non-competition, non-solicitation, confidentiality and assignment of inventions provisions, including a one-year post-employment non-competition restriction in the United States, a one-year post-employment employee non-solicitation restriction, and a two-year post-employment customer and vendor non-solicitation restriction. The Blackman Employment Agreement is governed by the laws of the State of New York. The foregoing summary is qualified in its entirety by reference to the full text of the Blackman Employment Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026.

Other Employment Agreements.

Except as noted above, we do not have employment agreements with Mr. Adam E. Drapczuk III, our former Interim Chief Financial Officer, or any of our other employees, each of whom are employees-at-will.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2025.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)
Adam Levy	14,286	—	5.25	9/9/2031	—	—
	37,500	112,500	3.83	1/2/2030	—	—
	—	—	—	—	8,750	14,088
Joseph F. McGuire (1)	31,252	68,748	3.83	1/2/2035	—	—

(1) Mr. McGuire’s employment with the Company terminated effective December 31, 2025. To the extent any portion of his outstanding equity awards was forfeited upon the termination of his employment, the table above reflects only those amounts that remained outstanding as of December 31, 2025.

Director Compensation

For the fiscal year ended December 31, 2025, non-employee members of our Board were compensated as follows:

Name	Fees earned or paid in cash	Stock Award		Option Awards		Non-equity Incentive Plan Compensation	Nonqualified Deferred Comp. Earnings	All other Compensation	Total
Steven Glassman	$—	$21,173	(1)	$64,710	(2)	$—	$—	$—	$85,883
Steven A. Ciardiello	$—	$—		$44,490	(3)	$—	$—	$—	$44,490
Scott R. Henry	$—	$21,173	(1)	$64,710	(2)	$—	$—	$—	$85,883
Nachum Stein (4)	$—	$—		$64,710	(2)	$—	$—	$—	$64,710
Dr. Jerome B. Zeldis	$—	$—		$64,710	(2)	$—	$—	$—	$64,710

(1) Represents (i) a restricted stock unit grant of 2,500 shares to each of Messrs. Glassman and Henry on February 12, 2025 for their service as the Chairperson of the Board and the Chairperson of the Audit Committee, respectively. The shares were for services provided in 2024 and vested immediately upon grant and (ii) a restricted stock unit grant of 5,000 shares to each of Messrs. Glassman and Henry on June 25, 2025 for their service as the Chairperson of the Board and the Chairperson of the Audit Committee, respectively. Each restricted stock unit vests as follows: in equal 417 share amounts over the following continuous twelve months (on the last calendar day of each month) beginning on July 31, 2025 (with 413 shares vesting month twelve due to rounding adjustments).

(2) Represents an option to purchase up to 30,000 shares of the Company’s common stock granted to each non-employee director on June 25, 2025. The option has an exercise price of $2.32 per share, the closing price of the Company’s common stock on the grant date, and vests as follows: in equal 2,500 share amounts over the continuous twelve months (on the last calendar day of each month) beginning on July 31, 2025. Amounts in this column represent the aggregate grant date fair value of options granted in the reported year, determined in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the directors.

(3) Mr. Ciardiello was appointed to the Board on July 31, 2025. In connection with his appointment, Mr. Ciardiello received an option to purchase up to 30,000 shares of common stock. The option has an exercise price of $2.25 per share, the closing price of the Company’s common stock on the grant date, and vests as follows: in equal 2,500 share amounts over the continuous twelve months (on the last calendar day of each month) beginning on July 31, 2025. Amounts in this column represent the aggregate grant date fair value of options granted in the reported year, determined in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the directors.

(4) Mr. Stein resigned from the Board effective February 2, 2026.

Equity Compensation.

For fiscal 2026, the Board has not yet determined the compensation level for our non-employee members of the Board.

Pay versus Performance

As an “emerging growth company,” we are not required to provide the executive compensation Pay versus Performance disclosure described in Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or Item 402(v) of Regulation S-K.

Indemnification of Directors and Officers

Our Certificate of Incorporation allows us to indemnify our present and former officers and directors and other personnel against liabilities and expenses arising from their service to the full extent permitted by Delaware law. The persons indemnified include our (i) present or former directors or officers, (ii) any person who while serving in any of the capacities referred to in clause (i) who served at our request as a director, officer, partner, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) our Board or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our common stock as of April 28, 2026 (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of the common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executive officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned		Percentage of ownership (2)
5% stockholders
Asymmetry Point LP(3)	745,000		8.42%
Directors and officers
Steven A. Ciardiello	125,110	(4)	1.41%
Steven Glassman	331,411	(5)	3.67%
Scott R. Henry	268,614	(6)	2.98%
Nachum Stein(7)	667,526	(8)	7.37%
Dr. Jerome Zeldis	226,578	(9)	2.53%
Adam Levy	437,507	(10)	4.90%
Ian Blackman(11)	62,501	(12)	*
Adam E. Drapczuk(11)	236,028	(13)	2.67%
(All directors and officers as a group 8 persons)	2,355,275	(14)	24.41%

* Less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o NexGel, Inc., 2150 Cabot Boulevard West, Suite B, Langhorne, PA 19667.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 28, 2026, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the common stock held by them. Applicable percentage ownership is based on 8,849,665 shares of the common stock outstanding as of April 28, 2026. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	The address for Asymmetry Point LP is 100 Biscayne Blvd Floor 12, Miami, Florida 33132.
(4)	Consists of (i) 21,739 shares of common stock, (ii) options to purchase 30,000 shares of common stock that are either currently exercisable or will become exercisable within 60 days of April 28, 2026, (iii) warrants to purchase 31,704 shares of common stock which are currently exercisable, and (iv) 41,667 shares of common stock currently exercisable under a convertible promissory note subject to various limitations..
(5)	Consists of (i) 156,655 shares of common stock, (ii) options to purchase 84,286 shares of common stock that are either currently exercisable or will become exercisable within 60 days of April 28, 2026, (iii) warrants to purchase 43,803 shares of common stock which are currently exercisable, (iv) 41,667 shares of common stock currently exercisable under a convertible promissory note subject to various limitations, and (v) 5,000 shares of common stock which have vested or will vest within 60 days of April 28, 2026.
(6)	Consists of (i) 113,356 shares of common stock, (ii) options to purchase 70,000 shares of common stock that are either exercisable or will become exercisable within 60 days of April 28, 2026, (iii) warrants to purchase 38,591 shares of common stock which are currently exercisable, (iv) 41,667 shares of common stock currently exercisable under a convertible promissory note subject to various limitations, and (v) 5,000 shares of common stock which have vested or will vest within 60 days of April 28, 2026.
(7)	Mr. Stein resigned from the Board effective February 2, 2026.
(8)	Consists of (i) 461,456 shares of common stock, (ii) options to purchase 170,681 shares of common stock that are either exercisable or will become exercisable within 60 days of April 28, 2026, and (iii) warrants to purchase 35,389 shares of common stock which are currently exercisable. The number of shares of common stock owned by Mr. Stein is based on previously reported numbers.
(9)	Consists of (i) 106,664 shares of common stock and (ii) options to purchase 98,572 shares of common stock that are either exercisable or will become exercisable within 60 days of April 28, 2026, and (iii) warrants to purchase 21,342 shares of common stock which are currently exercisable.
(10)	Consists of (i) 357,692 shares of common stock and (ii) options to purchase 51,789 shares of common stock that are either exercisable or will become exercisable within 60 days of April 28, 2026 and (iii) warrants to purchase 1,818 shares of common stock which are currently exercisable, and (iv) 26,208 shares of common stock which have vested or will vest within 60 days of April 28, 2026.
(11)	Effective February 27, 2026, Mr. Blackman replaced Adam E. Drapczuk as our Chief Financial Officer. Mr. Drapczuk currently continues to serve as financial consultant to the Company but is no longer an executive officer of the company.
(12)	Consists of (i) warrants to purchase 20,834 shares of common stock which are currently exercisable and (ii) 41,667 shares of common stock currently exercisable under a convertible promissory note subject to various limitations.
(13)	Consists of (i) 122,385 shares of common stock, (ii) warrants to purchase 66,976 shares of common stock which are currently exercisable, (iii) 41,667 shares of common stock currently exercisable under a convertible promissory note subject to various limitations, and (iv) 5,000 shares of common stock which have vested or will vest within 60 days of April 28, 2026.
(14)	Consists of (i) 1,339,947 shares of common stock, (ii) options to purchase 505,328 shares of common stock that are either exercisable or will become exercisable within 60 days of April 28, 2026, (iii) warrants to purchase 260,457 shares of common stock which are currently exercisable, (iv) 208,335 shares of common stock currently exercisable under a convertible promissory note subject to various limitations, and (v) 41,208 shares of common stock which have vested or will vest within 60 days of April 28, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2025 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	515,863	$2.38	518,655
Equity compensation plan not approved by security holders	—	$—	—
Total	515,863	$2.38	518,655

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the sections titled “Executive Officers and Directors” and “Executive Compensation,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Subscription Agreements.

On February 15, 2024, we entered into subscription agreements with investors for the sale of an aggregate of 231,040 units at a price to the public of $4.22 per unit (the “February 2024 Offering”), with each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock at an exercise price of $4.00 per share and was immediately exercisable for a period of five years. Certain members of our Board of Directors and executive team purchased an aggregate of 41,469 units in the February 2024 Offering on the same terms as other investors.

On August 8, 2024, we entered into subscription agreements with investors for the sale of an aggregate of 222,000 units at a price to the public of $5.00 per unit (the “August 2024 Offering”), with each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share and was immediately exercisable for a period of five years. Certain members of our Board of Directors and executive team purchased an aggregate of 27,000 units in the August 2024 Offering on the same terms as other investors.

On November 11, 2024, we entered into subscription agreements with investors for the sale of an aggregate of 363,636 units at a price to the public of $5.50 per unit (the “November 2024 Offering”), with each unit consisting of two shares of our common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share and was immediately exercisable for a period of five years. Certain members of our Board of Directors and executive team purchased an aggregate of 19,659 units in the November 2024 Offering on the same terms as other investors.

Other than as described above, since January 1, 2024 there has been no transaction, and there is currently no proposed transaction, in which the Company was or is to be a participant and in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest. There were no related party transactions during the fiscal year ended December 31, 2025 that exceeded the thresholds set forth above.

Related-Party Transaction Policy

Our Audit Committee charter gives our Audit Committee the primary responsibility for reviewing and approving or disapproving “related-party transactions,” which are generally transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The written charter of our Audit Committee provides that our Audit Committee shall review and approve in advance any related-party transaction.

In approving or rejecting any related party transactions, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Prior to the formation of our Audit Committee, our entire Board of Directors had been responsible for approving related-party transactions. The transactions described above were approved by our Board of Directors.

Director Independence

Our common stock and warrants trade on The Nasdaq Capital Market under the symbols “NXGL” and “NXGLW,” respectively. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors, subject to certain phase-in periods. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent.

Our Board has undertaken a review of the composition of our Board, our committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that each of Steven Glassman, Steven A. Ciardiello, Scott R. Henry and Dr. Jerome B. Zeldis is “independent” as that term is defined under applicable Nasdaq rules. Mr. Levy is not considered an independent director because he serves as our Chief Executive Officer and President.

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Registered Public Accounting Firm

Since 2019, Turner, Stone & Company, L.L.P., Dallas, Texas (PCAOB ID 76), has acted as our independent registered public accounting firm. For the years ended December 31, 2025 and 2024, Turner, Stone & Company, L.L.P. billed us the fees set forth below, including expenses, in connection with services rendered by that firm to us.

	Year Ended December 31,
	2025	2024
Audit Fees	$171,290	$165,709
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$171,290	$165,709

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. During our fiscal year ended December 31, 2024, there were no such fees billed by Turner, Stone & Company, L.L.P.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation. During our fiscal years ended December 31, 2025 and 2024, there were no such fees billed by Turner, Stone & Company, L.L.P.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14. During our fiscal years ended December 31, 2025 and 2024, there were no such fees billed by Turner, Stone & Company, L.L.P.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is that all audit and non-audit services provided by its independent registered public accounting firm shall either be approved before the independent registered public accounting firm is engaged for the particular services or shall be rendered pursuant to pre-approval procedures established by the Audit Committee. These services may include audit services and permissible audit-related services, tax services and other services. Pre-approval spending limits for audit services are established on an annual basis, detailed as to the particular service or category of services to be performed and implemented by our financial officers. Any audit or non-audit service fees that may be incurred by us during a quarter that fall outside the limits pre-approved by the Audit Committee for a particular service or category of services must be reviewed and approved by the chairperson of the Audit Committee prior to the performance of services. On an annual basis, the Audit Committee reviews and itemizes all fees paid to its independent registered public accounting firm in the prior quarter (including fees approved by the chairperson of the Audit Committee between regularly scheduled meetings and fees approved by our financial officers pursuant to the pre-approval policies described above) and further reviews and itemizes all fees expected to be paid in the upcoming quarter. The Audit Committee may revise its pre-approval spending limits and policies at any time. None of the fees paid to the independent registered public accounting firm were approved by the Audit Committee after the services were rendered pursuant to the “de minimis” exception established by the SEC for the provision of non-audit services.

PART IV

ITEM 15. EXHIBITS.

(a)(1) Financial Statements. The consolidated financial statements of NexGel, Inc. are included in the Original Form 10-K filed with the SEC on March 31, 2026.

(a)(2) Financial Statement Schedules. Not applicable.

(a)(3) Exhibits. The exhibits listed in the exhibit index below are filed as part of, or incorporated by reference into, this Amendment. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are being filed with this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required and are not being filed herewith. All other exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the exhibit index of the Original Form 10-K and are incorporated herein by reference.

(b) Exhibits.

See the Exhibit Index below.

(c) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXGEL, INC.

Date: April 30, 2026	By:	/s/ Adam Levy
Adam Levy
Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Ian Blackman
Ian Blackman
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, April 30, 2026.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2026.

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*Filed herewith

