Form 10-Q
period 2026-03-31
NEXGEL, INC.
filed 2026-05-14
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 13, 2026 the registrant had 9,131,055 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS:
Current Assets:
Cash	$208	$317
Restricted cash	1,914	741
Accounts receivable, net	662	673
Inventory, net	2,263	2,111
Prepaid expenses and other current assets	591	496
Total current assets	5,638	4,338
Goodwill	1,128	1,128
Intangibles, net	655	681
Property and equipment, net	1,891	1,955
Operating lease - right of use asset	1,942	2,015
Investment in NexGelRx	249	249
Other assets	95	95
Total assets	$11,598	$10,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,202	$723
Accounts payable - related party	604	566
Accrued expenses and other current liabilities	428	462
Current portion of note payable	100	99
Partnership accrued advance	596	731
Current portion of finance lease liability	65	65
Current portion of operating lease liability	319	310
Total current liabilities	3,314	2,956
Operating lease liabilities, net of current portion	1,801	1,883
Financing lease liability, net of current portion	226	242
Convertible notes payable	1,312	-
Notes payable, net of current portion	463	489
Total liabilities	7,116	5,570

Commitments and Contingencies (Note 16)	-	-

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 8,475,693 and 8,143,133 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	25,909	25,447
Accumulated deficit	(21,923)	(20,996)
Total NexGel stockholders’ equity	3,994	4,459
Non-controlling interest in joint venture	488	432
Total stockholders’ equity	4,482	4,891
Total liabilities and stockholders’ equity	$11,598	$10,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues, net	$2,650	$2,806

Cost of revenues	1,589	1,618

Gross margin	1,061	1,188

Operating expenses:
Research and development	-	1
Selling, general and administrative	2,019	1,964
Total operating expenses	2,019	1,965

Loss from operations	(958)	(777)

Other income (expense):
Interest income (expense), net	(42)	(21)
Changes in fair value of warrant liability and warrant modification expense	—	91
Other expense	(6)	(39)
Other income	135	68
Total other income (expense), net	87	99
Loss before income taxes	(871)	(678)
Income tax expense	—	—
Net loss	(871)	(678)
Less: Income attributable to non-controlling interest in joint venture	(56)	(34)
Net loss attributable to NexGel stockholders	$(927)	$(712)
Net loss per common share - basic	$(0.11)	$(0.09)
Net loss per common share - diluted	$(0.11)	$(0.09)
Weighted average shares used in computing net loss per common share - basic	8,204,205	7,645,311
Weighted average shares used in computing net loss per common share – diluted	8,204,205	7,645,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2026	8,143,133	$8	$25,447	$432	$(20,996)	$4,891

Restricted stock issuances	20,325	—	143	—	—	143

Issuance of securities for the conversion of convertible notes payable and accrued interest	312,235	—	319	—	—	319

Net income (loss)	—	—	—	56	(927)	(871)

Balance, March 31, 2026	8,475,693	$8	$25,909	$488	$(21,923)	$4,482

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2025	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

Share-based compensation	6,458	—	95	—	—	95

Restricted stock issuances	9,082	—	71	—	—	71

Net income (loss)	—	—	—	34	(712)	(678)

Balance, March 31, 2025	7,654,037	$8	$23,909	$359	$(18,708)	$5,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(871)	$(678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	114
Share-based compensation and restricted stock vesting	143	166
Changes in fair value of warrant liability and warrant modification expense	—	(91)
Amortization of right-of-use asset	73	58
Amortization of debt discount	11	—

Changes in operating assets and liabilities:
Accounts receivable, net	11	7
Inventory	(152)	(95)
Prepaid expenses and other assets	(95)	(153)
Accounts payable	479	219
Accounts payable – related party	38	(32)
Accrued expenses and other current liabilities	(32)	24
Partnership advance	(135)	—
Operating lease liability	(73)	(46)
Deferred revenue	—	107
Net Cash Used in Operating Activities	(504)	(400)

Investing Activities
Capital expenditures	(9)	—
Net Cash Used in Investing Activities	(9)	—

Financing Activities
Proceeds from convertible notes payable, net	1,618	—
Payment of contingent consideration	—	(178)
Principal payment on financing lease liability	(16)	(14)
Principal payments of notes payable	(25)	(23)
Net Cash Provided by (Used in) Financing Activities	1,577	(215)
Net Increase (Decrease) in Cash *	1,064	(615)
Cash and restricted cash – Beginning of period	1,058	1,807
Cash and restricted cash – End of period	$2,122	$1,192
(*) $109 relates to decrease in cash and $1,173 relates to increase in restricted cash
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$15	$18
Taxes	$—	$—

Supplemental Non-cash Investing and Financing activities
Issuance of securities for the conversion of convertible notes payable and accrued interest	$319	$—

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

The accompanying interim unaudited condensed consolidated financial statements and footnotes of NexGel have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the fifty percent (50%) owned CGN JV (see Note 5).

License and Acquisition of Celularity, Inc.’s Portfolio of Commercial-stage Regenerative Biomaterials

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “Original License Agreement”) with Celularity Inc. (“Celularity”), pursuant to which Celularity agreed to grant to the Company an exclusive license to Celularity’s commercial-stage regenerative biomaterials portfolio and certain development-stage programs and to sell to the Company assets related to the portfolio (collectively, the “Celularity Transaction”).

On April 17, 2026, the Company and Celularity entered into Amendment No. 1 to the Original License Agreement (as amended, the “License Agreement”) and concurrently closed the Celularity Transaction.

Pursuant to the License Agreement, in full consideration for the grant of rights and the transfer of assets, the Company agreed to pay or deliver to Celularity aggregate upfront consideration of $13,300,000, consisting of (i) an $8,300,000 cash payment, paid at closing, and (ii) an unsecured convertible promissory note in the original principal amount of $5,000,000 (the “Celularity Note”). The Celularity Note bears interest at 10% per annum, matures on the eighteen-month anniversary of issuance and is convertible into shares of common stock at an initial conversion price of $0.60 per share, subject to adjustment, on terms substantially identical to the Notes (as defined below). In connection with the Celularity Note, the Company issued warrants to purchase an aggregate of 4,166,667 shares of common stock, on substantially the same terms as the Warrants (as defined below). In addition, the Company is obligated to make up to $17,500,000 in contingent milestone payments to Celularity upon the achievement of specified commercial milestones under the License Agreement.

April and May 2026 Private Placement

On or about April 17, 2026, in connection with the closing of the Celularity Transaction, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain accredited investors and issued (i) unsecured convertible promissory notes (the “Notes”) in an aggregate original principal amount of $7,375,000 and (ii) warrants (the “Warrants”) to purchase an aggregate of 6,145,833 shares of common stock, for aggregate gross proceeds to the Company of $7,375,000.

The Notes bear interest at 10% per annum, mature on the eighteen-month anniversary of issuance and are convertible into shares of common stock at an initial conversion price of $0.60 per share, subject to customary adjustments and to a downward reset on the twelve-month anniversary of issuance and on the maturity date based on the volume-weighted average prices of the common stock during specified measurement periods. The Warrants have an exercise price of $0.80 per share, subject to customary adjustments, and expire on the five-year anniversary of issuance.

On or about May 11, 2026, the Company issued additional Notes in an aggregate original principal amount of $1,210,000 and additional Warrants to purchase an aggregate of 1,008,334 shares of common stock, on substantially the same terms as those issued under the April Purchase Agreement, for aggregate gross proceeds to the Company of $1,210,000.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2026, the Company had an unrestricted cash balance of $0.2 million. For the three months ended March 31, 2026, the Company incurred a net loss of $927 thousand and had a net usage of cash in operating activities of $504 thousand. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In April of 2026, the Company raised $7.0 million to be used for the Celularity Transaction. We expect this acquired business to contribute positive operating cash flows, improve liquidity, and support ongoing operations.

In addition, management continues to explore new product channel sales in adjacent industries, such as cosmetics, athletic products, and proprietary medical devices. The Company has increased focus on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation.

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

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania as well as the Kenkoderm and Silly George acquisitions.

The CGN segment is comprised of the CGN JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Cash, Cash Equivalents and Restricted Cash

Cash is comprised of cash in banks. The Company considers highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company also maintains restricted cash under a Partnership Agreement (see Note 16). As of March 31, 2026, restricted cash totaled $1.9 million, representing funds that are contractually restricted from use for general operating purposes and may be utilized only in accordance with the terms of the Partnership Agreement. Restricted cash is included in total cash and restricted cash as presented in the condensed consolidated statements of cash flows.

	March 31,	March 31,
	2026	2025
Cash	$208	$1,192
Restricted cash	1,914	-
Total cash and restricted cash shown in the statement of cash flows	$2,122	$1,192

Reclassifications

Certain prior year amounts in the consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation. Specifically, deferred revenue was combined with accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025. In addition, the Company separately presented the amortization of the right-of-use asset and the reduction of the operating lease liability within the condensed consolidated statements of cash flows for the three months ended March 31, 2025. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, or net loss.

Accounts Receivable, Net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $9 thousand as of March 31, 2026 and December 31, 2025.

Inventory and Cost of Revenues

The inventory balance is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company evaluates inventories for excess quantities, obsolescence, and shelf-life expiration. This evaluation includes an analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, and a review of the shelf-life expiration dates for products. These factors determine when, and if, the Company adjusts the carrying value of inventory to estimated net realizable value. The reserve recorded against inventories was $250 thousand and $271 thousand as of March 31, 2026 and December 31, 2025, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $27 thousand and $45 thousand of prepaid insurance, and $564 thousand and $451 thousand general prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025, respectively.

Other Assets

Other assets are recorded at historical costs, and as of March 31, 2026 and December 31, 2025, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

In 2025, the Company estimated the fair value of its investment in NexGelRX to be $249 thousand using Level 2 inputs. In addition, the Company has elected to use the measurement alternative for its investment in NexGelRX since it has no readily determinable fair market value, and will report the investment at costs, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.

Warrant Liability

Warrants to purchase common stock were issued in connection with equity financing raises, which occurred during 2019 through 2025. The fair values of the warrants are estimated as of the date of issuance and again at each reporting period using a Black-Scholes option valuation model. At issuance, the fair values of the warrant are recognized as an equity issuance cost within additional paid-in-capital. Fair value adjustments to the warrant liability are recognized in other income (expense) in the consolidated statements of operations. The Company had no warrant liabilities as of March 31, 2026 or December 31, 2025.

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

Disaggregated revenue by sales type ($ in thousands):

	Three Months Ended
	March 31,
	2026	2025
Contract manufacturing	$916	$948
Custom and white label finished goods manufacturing	-	-
Consumer branded products	1,621	1,782
Medical devices/other	113	76
Total	$2,650	$2,806

The Company has four distinct lines of business; Contract Manufacturing, Custom and White Label, Consumer Branded Products, and Medical Devices/Other.

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

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended March 31, 2026 and 2025 is presented below.

For Quarter Ended March 31, 2026 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$1,945	$705	$2,650

Cost of revenues	1,154	435	1,589

Advertising, marketing and amazon fees	635	-	635
General and administrative	1,239	145	1,384
Total Selling, general and administrative	1,874	145	2,019

Research and development	-	-	-

Operating expenses	1,874	145	2,019
Income (loss) from operations	$(1,083)	$125	$(958)

For Quarter Ended March 31, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$1,998	$808	$2,806

Cost of revenues	1,043	575	1,618

Advertising, marketing and amazon fees	641	-	641
General and administrative	1,185	138	1,323
Total Selling, general and administrative	1,826	138	1,964

Research and development	1	-	1

Operating expenses	1,827	138	1,965
Income (loss) from operations	$(872)	$95	$(777)

Summarized total assets for the Company’s reportable segments as of March 31, 2026 and December 31, 2025 are presented below:

As of March 31, 2026 ($ in thousands)

	NexGel	CG Labs	Total
Total Assets	$7,902	$3,696	$11,598

As of December 31, 2025 ($ in thousands)

	NexGel	CG Labs	Total
Total Assets	$6,777	$3,684	$10,461

5. Variable Interest Entities

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

The following table presents the assets and liabilities of the CGN JV, included in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation. .

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$63	$94
Accounts receivable, net	552	519
Inventory	913	841
Prepaid expenses and other current assets	20	11
Total current assets	1,548	1,465
Intangibles, net	16	32
Property and equipment, net	1,279	1,314
Operating lease - right of use asset	853	873
Total assets	$3,696	$3,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103	$87
Accounts payable – related party	482	477
Accrued expenses and other current liabilities	1	1
Current portion of note payable	94	93
Finance lease liability, short term	65	65
Operating lease liability, current portion	84	84
Total current liabilities	829	807
Operating lease liability, net of current portion	768	790
Finance lease liability, long term	226	242
Notes payable, net of current portion	203	228
Total liabilities	$2,026	$2,067

The amounts above represent the assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of the CGN JV consolidated VIE can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of March 31, 2026 and December 31, 2025.

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

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of March 31, 2026 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2026	$276
2027	374
2028	381
2029	388
2030	395
Thereafter	481
Total undiscounted operating lease payments	2,295
Less: Imputed interest	(175)
Present value of operating lease liability	$2,120

Total operating lease expense for the three months ended March 31, 2026, and 2025, was $86 thousand and $71 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. The weighted average discount rate was 2.6% and 2.6% and the weighted average remaining lease term was 6.7 years and 6.2 years at March 31, 2026 and 2025, respectively.

Supplemental cash flows information related to leases was as follows:

	March 31,	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating leases	$86	$61

7. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of March 31, 2026, $419 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% and 9.1% and the weighted average remaining lease term was 3.8 years and 4.8 years at March 31, 2026 and December 31, 2025, respectively.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of March 31, 2026 ($ in thousands):

Maturity of Lease Liability	Financing Lease Liability
2026	68
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments	347
Less: Imputed interest	(56)
Present value of financing lease liability	$291

Supplemental cash flows information related to financing lease was as follows:

	March 31,	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Financing cash flows from financing lease	$23	$23

8. Inventory

Inventory consists of the following ($ in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$1,443	$1,374
Work-in-progress	50	47
Finished goods	1,020	961
	2,513	2,382
Less: Inventory reserve for excess and slow moving inventory	(250)	(271)
Total	$2,263	$2,111

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon, Walmart and Borderless. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

9. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	March 31,	December 31,
	(Years)	2026	2025
Machinery and equipment	3 - 10	$2,178	$2,161
Office furniture and equipment	3 - 10	194	197
Leasehold improvements	6	419	419
Construction in progress	N/A	541	547
		3,332	3,324
Less: accumulated depreciation and amortization		(1,441)	(1,369)
Property and equipment, net		$1,891	$1,955

Depreciation expense for the three months ended March 31, 2026 and 2025 was $73 thousand and $82 thousand, respectively.

10. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31,	December 31,
	2026	2025
Product/Technology Related
Identifiable intangible assets, gross	$325	$325
Accumulated amortization	(308)	(289)
Product/technology related identifiable intangible assets, net	17	36
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	713	713
Accumulated amortization	(92)	(85)
Marketing related identifiable intangible assets, net	638	645
Total identifiable intangible assets, net	$655	$681

In connection with the May 15, 2024 acquisition of Silly George, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

Intangible assets with indefinite lives are tested for impairment within one year of the acquisition date or annually as of December 31, and whenever indicators of impairment exist.

The intangible assets with definite lives are being amortized on a straight-line basis over their weighted average estimated useful life of 1.5 years and amortization expense amounted to $26 and $32 thousand for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2026 (remainder of year)	$37
2027	13
2028	2
2029	2
2030	1
Subtotal	55
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$655

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	March 31,	December 31,
	2026	2025
Salaries, benefits, and incentive compensation	$296	$126
Other	132	336
Total accrued expenses and other current liabilities	$428	$462

12. Notes Payable

CGN Segment

The CGN JV has entered into two separate promissory note agreements for the purchase of equipment. These notes have a term of five years beginning on March 13, 2024, accrue interest at 8% and require monthly payments of $9 thousand, collectively, until maturity. The total principal balance outstanding was $297 thousand and $321 thousand as of March 31, 2026 and December 31, 2025, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The Outstanding principal amount of $1 thousand as of December 31, 2025 was repaid in full in January of 2026.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $260,500, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1,270. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $265 and $267 thousand as of March 31, 2026 and December 31, 2025, respectively.

The future annual principal amounts and accrued interest to be paid as of March 31, 2026 are as follows:

Amount
For the year ending December 31 ($ in thousands):
2026	$74
2027	106
2028	114
2029	24
2030	6
Thereafter	239
Total	563
Less: current portion of notes payable	100
Long-term portion of notes payable	$463

13. Convertible Notes Payable

On February 10, 2026, the Company issued $1,797 thousand aggregate principal amount of Series A Senior Secured Convertible Note (the “Series A Convertible Note”) for cash proceeds of $1,618 thousand. The Series A Convertible Note matures on February 10, 2028, which is two years from issuance, unless earlier converted, redeemed or repurchased, and bears interest at 10% per annum. Interest is payable in arrears on the first trading date of each calendar month beginning May 1, 2026.

The holder may convert the Series A Convertible Note or any portion of the Series A Convertible Note, at their option, into common shares of the Company. The number of common shares to be issued will equal 110% of outstanding principal and accrued unpaid interest converted at the conversion price of $1.244 per share (the “initial conversion price”). The conversion price is subject to adjustment if certain conditions are met.

The Convertible Note was issued at a $180 thousand discount, representing the difference between the principal amount and cash proceeds received. This discount is being amortized to interest expense over the contractual term of the Series A Convertible Note using the effective interest method. For the three month period ended March 31, 2026, the Company recognized contractual coupon interest of $23 thousand and amortization of debt discount of $11 thousand, for total interest expense related to the Series A Convertible Note of $34 thousand. The effective interest rate is approximately 10.5%.

On March 12, 2026, the holder converted $350,000 of principal amount and unpaid interest of the note into 312,235 shares of common stock pursuant to the contractual conversion terms. The Company accounted for the transaction as a debt conversion and reclassified the carrying amount of the converted portion of the Series A Convertible Note, including the related unamortized discount, to stockholders’ equity, and no gain or loss was recognized on the conversion.

As of March 31, 2026, the Series A Convertible Note, after considering the partial conversion to common shares, had principal outstanding of $1,447 thousand and unamortized discount of $135 thousand resulting in a net carrying amount of $1,312 thousand.

Subsequent to March 31, 2026, the holder converted an additional $400,000 of principal amount and unpaid interest of the Series A Senior Convertible Note into an additional 655,363 shares of common stock.

As of March 31, 2026, the carrying amount of the Series A Convertible Note approximates its fair value.

14. Common Stock

At March 31, 2026, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	848,363
Warrants to purchase common stock	4,793,626
Restricted stock units	80,781

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

The following table contains information about the 2019 Plan as of March 31, 2026:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	1,651,429	1,114,676	194,240	536,753
Awards issued in excess of 2019 Plan(2)	-	100,821	92,113	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

On February 12, 2026, the Company granted options to purchase up to 25,000 shares of the Company’s common stock at a per share exercise price of $1.31 to the former Chief Financial Officer pursuant to the terms of a separation agreement dated February 4, 2026, all of which vests immediate and expires three years from the date of the grant.

The following table summarizes the Company’s incentive stock option activity and related information for the period ended March 31, 2026:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2026	907,111	$2.94	7.03
Granted	25,000	1.31	3.00
Exercised	—	—	—
Forfeited	(83,748)	3.56	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at March 31, 2026	848,363	$2.83	6.47
Exercisable at March 31, 2026	570,863	$2.33	6.64

As of March 31, 2026, vested outstanding stock options had $12 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of March 31, 2026, there was approximately $336 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 33 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

The following assumptions were used to calculate share-based compensation expense for three months ended March 31, 2026 and 2025:

	2026	2025
Volatility	76.07%	78.21%
Risk-free interest rate	3.49%	4.38%
Dividend yield	0.0%	0.0%
Expected term	3.00 years	5.00 years

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

Restrictive stock awards

Effective February 12, 2026, the Company granted an aggregate of 20,325 fully vested shares of its common stock to its former Chief Financial Officer pursuant to the terms of a separation agreement dated February 4, 2026. An additional 20,325 shares were authorized for issuance under the agreement; however, such issuance had not been consummated as of the reporting date. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 40,650 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($0.63 per share).

The following table summarizes the Company’s restricted stock awards activity for the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2026	60,456	$2.41
Granted	40,650	0.63
Exercised and converted to common shares	(20,325)	0.63
Forfeited	—	—
Outstanding at March 31, 2026	80,781	$1.96
Exercisable at March 31, 2026	68,663	$1.84

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. As of March 31, 2026, there was $29 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2027.

Share-based compensation of $143 thousand and $166 thousand has been recorded for the three months ended March 31, 2026 and 2025, respectively.

Warrants

The following table shows a summary of common stock warrants through March 31, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2026	5,142,940	$5.11	1.93
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	(349,314)	4.77	—
Outstanding at March 31, 2026	4,793,626	$5.14	1.53
Exercisable at March 31, 2026	4,793,626	$5.14	1.53

As of March 31, 2026 and 2025, vested outstanding warrants had $0 thousand and $2 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

16. Commitments and Contingencies

Partnership Advance

On July 14, 2025, the Company expanded its partnership with STADA Arzneimittel AG (“STADA”), a European leader in consumer health. The expansion included a $1 million advance from STADA to the Company in non-dilutive capital to support product launches and marketing efforts under the Master Distribution Agreement between the parties and relates to the planned launch of digestive enzyme formulas and solutions targeting scars and stretch marks. As of March 31, 2026 and December 31, 2025, the Company held $612 thousand and $741 thousand, respectively, of restricted cash related to advances received under partnership arrangements. Correspondingly, $596 thousand and $731 thousand, respectively, were recorded as current liabilities within partnership accrued advances. The advance is subject to contractual restrictions on use and will be applied against eligible project costs as incurred in accordance with the terms of the Master Distribution Agreement, as amended.

License agreement

Under the License Agreement described in Note 1, the Company may be required to make contingent milestone payments of up to $17.5 million to Celularity upon the achievement of specified commercial milestones.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will or may have a material effect on the financial position, results of operations, or cash flows of the Company.

17. Concentrations of Risk

For the three months ended March 31, 2026, the Company had no revenue from customers that approximated 10% of total revenue. For the three months ended March 31, 2025, the Company had revenue from one customer that approximated 10% of total revenue.

The Company had three customers with accounts receivable balances that were 18%, 18% and 38% of total accounts receivable as of March 31, 2026. The Company had two customers with accounts receivable balances that were 26% and 49% of total accounts receivable as of March 31, 2025.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. As of March 31, 2026, there is a $361,210 balance exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Accounts payable – related party

As of March 31, 2026 and December 31, 2025, the Company had outstanding balances of $462 thousand and $456 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of March 31, 2026 and December 31, 2025, the Company had an outstanding balance of $17 thousand to the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

As of March 31, 2026 and December 31, 2025, the Company had outstanding balances due to Achieving Consulting Excellence, LLC, a company owned by the Company’s former Interim Chief Financial Officer, of $125 thousand and $93 thousand, respectively, related to consulting services.

19. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events after March 31, 2026, through the date these condensed consolidated financial statements were issued and has determined that, other than already disclosed, no transactions or events have occurred that require recognition or disclosure in the condensed consolidated financial statements.

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

Comparison of the Three Months ended March 31, 2026 and 2025 ($ in thousands)

Revenues, net

	Three Months Ended March 31,
	2026	2025
Revenues, net	$2,650	$2,806

For the three months ended March 31, 2026 revenues were $2,650 and decreased by $156, or 5.6%, when compared to $2,806 for the three months ended March 31, 2025. The decrease in our overall revenues was primarily due to a decline in our branded consumer products, partially offset by an increase in Medical Device/Other revenues.

Cost of revenues are as follows for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$1,589	$1,618

Cost of revenues decreased by $29, or 1.79%, to $1,589 for the three months ended March 31, 2026, as compared to $1,618 for the three months ended March 31, 2025. The decrease in cost of revenues is primarily aligned with decrease in sales.

Gross profit

Our gross profit was $1,061 for the three months ended March 31, 2026 compared to a gross profit of $1,188 for the three months ended March 31, 2025. The decrease of $127 in gross profit recorded for the three months ended March 31, 2026, as compared to March 31, 2025, was primarily due to the decrease in consumer branded products partially offset by an increase in Medical Device/Other revenue. Gross profit was 40.0% for the three months ended March 31, 2026 compared to a gross profit of 42.3% for the three months ended March 31, 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expenses	$2,019	$1,964

Selling, general and administrative expenses increased by $55, or 2.8%, to $2,019 for the three months ended March 31, 2026, as compared to $1,964 for the three months ended March 31, 2025. The increase in Selling, general and administrative expenses is primarily attributable to an increase in increase in professional and consulting fees of $59, partially offset by a decrease in advertising and marketing expenses of $6.

Research and development expenses

Research and development expenses decreased by $1 to $0 for the three months ended March 31, 2026 from $1 for the three months ended March 31, 2025. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources ($ in thousands)

Cash Flow (in thousands)

	March 31,	March 31,
	2026	2025
Net cash used in operating activities	$(504)	$(400)
Net cash provided by (used in) investing activities	(9)	-
Net cash provided by (used in) financing activities	1,577	(215)
Net increase (decrease) in cash and cash equivalents	1,064	(615)
Cash and cash equivalents at beginning of year	1,058	1,807
Cash and cash equivalent at end of quarter	$2,122	$1,192

As of March 31, 2026, we had $2,122 of cash and cash equivalents, compared to $1,058 of cash and cash equivalents at December 31, 2025. Net cash used in operating activities was $504 and $400 for the three months ended March 31, 2026 and 2025, respectively.

Net cash used in investing activities was $9 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities for March 31, 2026 was $1,577 and was attributable to the proceeds from convertible notes payable of $1,618 offset by principal payments of notes payable and principal payments of financing lease liabilities of $41. Net cash used in financing activities for the three months ended March 31, 2025 was $215 and was attributable to $37 of principal payments of notes payable and principal payments of financing lease liabilities and payment of contingent consideration of $178.

At March 31, 2026, current assets totaled $5,638 and current liabilities totaled $3,314, as compared to current assets totaling $4,338 and current liabilities totaling $2,956 at December 31, 2025. As a result, we had working capital of $2,324 at March 31, 2026, compared to a working capital of $1,382 at December 31, 2025. The increase in the working capital as of March 31, 2026 is primarily attributable to the loss from operations of $958 and proceeds from issuance of convertible debt of $1,618.

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

Our recent capital raise which closed on or about August 5, 2025 provides working capital necessary to continue our strategic objectives (discussed further within Note 2). We intend to maintain and attempt to grow our existing contract manufacturing business. We also plan to continue building and developing our catalogue of consumer products for sale to branding partners and to use our in-house capabilities to create and test market additional branded products. These products will be target marketed and sold online through social media, television and online marketplaces. Furthermore, the Company plans to develop its own proprietary medical devices and explore drug delivery programs for its technology. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

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

Off Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2026, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective as of March 31, 2026, due to material weaknesses in our internal control over financial reporting, which are described below.

Specifically, management has concluded that its internal control over financial reporting was not effective as of March 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to not maintaining proper segregation of duties, including: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we have one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the three months ended March 31, 2026

The Company did not sell any unregistered securities during the three months ended March 31, 2026.

(b) Issuer Repurchases of Securities during the three months ended March 31, 2026

The Company did not repurchase any of its securities during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEXGEL, INC.

Date: May 14, 2026	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ian Blackman
	Name:	Ian Blackman
	Title:	Chief Financial Officer
(Principal Financial Officer)

