Form 10-Q
period 2026-06-30
NEXGEL, INC.
filed 2026-08-17
CIK 1468929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 14, 2026 the registrant had 9,747,663 shares of common stock outstanding.

nEXGEL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS:
Current Assets:
Cash	$492	$317
Restricted cash	1,214	741
Accounts receivable, net	1,079	673
Inventory, net	2,303	2,111
Prepaid expenses and other current assets	1,082	496
Total current assets	6,170	4,338
Goodwill	1,128	1,128
Intangibles, net	13,491	681
Property and equipment, net	1,909	1,955
Operating lease - right of use asset	3,405	2,015
Investment in NexGelRx	249	249
Other assets	95	95
Total assets	$26,447	$10,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,344	$723
Accounts payable - related party	575	566
Accrued expenses and other current liabilities	456	462
Current portion of note payable	102	99
Partnership accrued advance	483	731
Current portion of finance lease liability	68	65
Current portion of operating lease liability	747	310
Derivative liability, at fair value	8,665	-
Total current liabilities	14,440	2,956
Operating lease liabilities, net of current portion	2,847	1,883
Financing lease liability, net of current portion	203	242
Convertible notes payable, net of debt discount	3,054	-
Notes payable, net of current portion	437	489
Total liabilities	20,981	5,570

Commitments and Contingencies (Note 16)	-	-

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 25,000,000 shares authorized; 9,700,022 and 8,475,693 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	8
Additional paid-in capital	30,497	25,447
Accumulated deficit	(25,558)	(20,995)
Total NexGel stockholders’ equity	4,949	4,460
Non-controlling interest in joint venture	517	431
Total stockholders’ equity	5,466	4,891
Total liabilities and stockholders’ equity	$26,447	$10,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues, net	$3,686	$2,884	$6,336	$5,690

Cost of revenues	2,577	1,626	4,166	3,244

Gross margin	1,109	1,258	2,170	2,446

Operating expenses:
Research and development	20	-	20	1
Selling, general and administrative	3,594	1,894	5,613	3,858
Total operating expenses	3,614	1,894	5,633	3,859

Loss from operations	(2,505)	(636)	(3,463)	(1,413)

Other income (expense):
Interest income (expense), net	(2,226)	(21)	(2,269)	(42)
Changes in fair value of derivative liability and warrant modification expense	1,436	13	1,436	104
Loss on issuance of convertible debt	(422)		(422)
Other expense	(1)	(37)	(7)	(76)
Other income	112	41	247	109
Total other income (expense), net	(1,101)	(4)	(1,015)	95
Loss before income taxes	(3,606)	(640)	(4,478)	(1,318)
Income tax expense	-	-	-
Net loss	(3,606)	(640)	(4,478)	(1,318)
Less: Income attributable to non-controlling interest in joint venture	(29)	(25)	(85)	(59)
Net loss attributable to NexGel stockholders	$(3,635)	$(665)	$(4,563)	$(1,377)
Net loss per common share - basic	$(0.40)	$(0.09)	$(0.54)	$(0.18)
Net loss per common share - diluted	$(0.40)	$(0.09)	$(0.54)	$(0.18)
Weighted average shares used in computing net loss per common share - basic	9,013,261	7,654,348	8,486,427	7,649,878
Weighted average shares used in computing net loss per common share – diluted	9,013,261	7,654,348	8,486,427	7,649,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2026	8,143,133	$8	$25,447	$432	$(20,996)	$4,891

Restricted stock issuances	20,325	—	143	—	—	143

Issuance of securities for the conversion of convertible notes payable and accrued interest	312,235	—	319	—	—	319

Net income (loss)	—	—	—	56	(927)	(871)

Balance, March 31, 2026	8,475,693	8	25,909	488	(21,923)	4,482

Stock-based compensation - stock options/restricted	—	—	119	—	—	119

Issuance of securities for the conversion of convertible notes payable and accrued interest	1,224,329	2	611	—	—	613

Warrants issued in conjunction with the conversion of convertible notes payable	—	—	3,858	—	—	3,858

Net income (loss)	—	—	—	29	(3,635)	(3,606)

Balance, June 30, 2026	9,700,022	$10	$30,497	$517	$(25,558)	$5,466

	Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, January 1, 2025	7,638,497	$8	$23,743	$325	$(17,996)	$6,080

Share-based compensation and restricted stock issuances	15,540	—	166	—	—	166

Net income (loss)	—	—	—	34	(712)	(678)

Balance, March 31, 2025	7,654,037	8	23,909	359	(18,708)	5,568

Share-based compensation and restricted stock issuances	500	—	127	—	—	127

Net income (loss)	—	—	—	25	(665)	(640)

Balance, June 30, 2025	7,654,037	$8	$24,036	$384	$(19,373)	$5,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXGEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(4,478)		$(1,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926		225
Share-based compensation and restricted stock vesting	262		293
Amortization of right-of-use asset	228		116
Amortization of debt discount	1,914		-
Changes in fair value of warrant liability and warrant modification expense	(1,436)		(104)
Loss on issuance of convertible note	422		-

Changes in operating assets and liabilities:
Accounts receivable, net	(405)		180
Inventory	(166)		(70)
Prepaid expenses and other assets	(586)		(240)
Accounts payable	824		65
Accounts payable – related party	9		(84)
Accrued expenses and other current liabilities	252		224
Partnership advance	(248)		—
Operating lease liability	(217)		(95)
Deferred revenue	(2)		1
Net Cash Used in Operating Activities	(2,701)		(807)

Investing Activities
Capital expenditures	(85)		(20)
Investment in BioNx (License Agreement)	(6,502)		—
Net Cash Used in Investing Activities	(6,587)		(20)

Financing Activities
Proceeds from convertible notes payable, net	10,203		—
Payment of contingent consideration	—		(178)
Principal payment on financing lease liability	(36)		(29)
Financing costs	(182)		—
Principal payments of notes payable	(49)		(48)
Net Cash Provided by (Used in) Financing Activities	9,936		(255)
Net Increase (Decrease) in Cash *	648		(1,082)
Cash and restricted cash – Beginning of period	1,058		1,807
Cash and restricted cash – End of period	$1,706		$725
(*) $175 relates to an increase in cash and $473 relates to increase in restricted cash
Supplemental Disclosure of Cash Flows Information
Cash paid during the year for:
Interest	$—		$18
Taxes	$—		$—

Supplemental Non-cash Investing and Financing activities
Issuance of convertible notes and other liabilities in conjunction with license agreement	$8,800		$—
Issuance of securities for the conversion of convertible notes payable and accrued interest	$1,000		$—
Issuance of warrants in conjunction with convertible notes payable	$3,858		$—
Debt issued at a discount	$179		$—
Derivative liabilities recognized as debt discounts	$10,101	$
Initial recognition of ROU asset and operating lease liabilities	$1,617		$—

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

License and Acquisition of Celularity, Inc.’s Portfolio of Commercial-stage Regenerative Biomaterials

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “Original License Agreement”) with Celularity Inc. (“Celularity”), pursuant to which Celularity agreed to grant to the Company an exclusive perpetual license to Celularity’s commercial-stage regenerative biomaterials portfolio and certain development-stage programs and to sell to the Company assets related to the portfolio (collectively, the “Celularity Transaction”).

On April 17, 2026, the Company and Celularity entered into Amendment No. 1 to the Original License Agreement (as amended, the “License Agreement”) and concurrently closed the Celularity Transaction.

Pursuant to the License Agreement, in full consideration for the grant of rights and the transfer of assets, the Company agreed to pay or deliver to Celularity aggregate upfront consideration of $13,300 thousand, consisting of (i) $8,300 thousand in cash funded by the Notes (as defined below) and of which $6,502 thousand has been paid, and (ii) an unsecured convertible promissory note in the original principal amount of $5,000 thousand (the “Celularity Note”). The Celularity Note bears interest at 10% per annum, matures on the eighteen-month anniversary of issuance and is convertible into shares of common stock at an initial conversion price of $0.60 per share, subject to adjustment, on terms substantially identical to the Notes (as defined below). In connection with the Celularity Note, the Company issued warrants to purchase an aggregate of 4,166,667 shares of common stock, on substantially the same terms as the Warrants (as defined below). In addition, the Company is obligated to make up to $20,000 thousand in contingent milestone payments to Celularity upon the achievement of specified commercial milestones under the License Agreement.

The products, technologies, and commercial-stage assets acquired and licensed pursuant to the License Agreement (as defined below) are marketed and sold by the Company under the brand name “BioNx.” References in these notes and elsewhere in this Quarterly Report on Form 10-Q to the “BioNx” line of business, “BioNx surgical” revenue, or similar terms refer to revenue and operations derived from the Celularity Transaction.

April and May 2026 Private Placement

On or about April 17, 2026, in connection with the closing of the Celularity Transaction, the Company entered into a Securities Purchase Agreement (the “April Purchase Agreement”) with certain accredited investors and issued (i) unsecured convertible promissory notes (the “Notes”) in an aggregate original principal amount of $7,375 thousand and (ii) warrants (the “Warrants”) to purchase an aggregate of 6,145,833 shares of common stock, for aggregate gross proceeds to the Company of $7,375 thousand.

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

On or about May 11, 2026, the Company issued additional Notes in an aggregate original principal amount of $1,210 thousand and additional Warrants to purchase an aggregate of 1,008,334 shares of common stock, on substantially the same terms as those issued under the April Purchase Agreement, for aggregate gross proceeds to the Company of $1,210 thousand.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2026, the Company had an unrestricted cash balance of $0.5 million. For the six months ended June 30, 2026, the Company incurred a net loss of $4.5 million and had a net usage of cash in operating activities of $2,701 thousand. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In April and May of 2026, the Company raised $8.6 million to be used for the Celularity Transaction. We expect the license and acquisition of Celularity, Inc.’s portfolio of commercial-stage regenerative biomaterials to contribute positive operating cash flows, improve liquidity, and support ongoing operations.

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

3. Significant Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include allowances for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, share-based compensation, the valuation of the convertible notes embedded derivative liability and fair value of long-lived assets. Actual results could differ from the estimates.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has two reportable segments - the NexGel segment and the CGN segment.

The NexGel segment is comprised of the manufacturing of ultra-gentle, high-water-content hydrogel products for healthcare and consumer applications, which is based in Langhorne, Pennsylvania as well as the Kenkoderm and Silly George acquisitions, as well as from the Celularity Asset Purchase and License Agreement.

The CGN segment is comprised of the CGN JV used for the Company’s converting and packaging business, which is based in Granbury, Texas.

Reclassifications

Certain prior year amounts in the consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation. Specifically, deferred revenue was combined with accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2025. In addition, the Company separately presented the amortization of the right-of-use asset and the reduction of the operating lease liability within the condensed consolidated statements of cash flows for the six months ended June 30, 2026. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, or net loss.

Cash, Cash Equivalents and Restricted Cash

Cash is comprised of cash in banks. The Company considers highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less as well as investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these investments to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company also maintains restricted cash under a Partnership Agreement (see Note 16). As of June 30, 2026, restricted cash totaled $1.2 million, representing funds that are contractually restricted from use for general operating purposes and may be utilized only in accordance with the terms of the Partnership Agreement and funding received in connection with the Series A Convertible Note (see Note 16). Restricted cash is included in total cash and restricted cash as presented in the condensed consolidated statements of cash flows.

	June 30,	June 30,
	2026	2025
Cash	$492	$725
Restricted cash	1,214	-
Total cash and restricted cash shown in the statement of cash flows	$1,706	$725

Accounts Receivable, Net

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable and records a provision to the allowance for credit losses based on factors including the length of time the receivables are past due, the customer’s payment history, the credit quality of the customer and other factors that may affect the customers’ ability to pay. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for credit losses was $13 and $9 thousand as of June 30, 2026 and December 31, 2025, respectively.

Inventory and Cost of Revenues

The inventory balance is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company evaluates inventories for excess quantities, obsolescence, and shelf-life expiration. This evaluation includes an analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, and a review of the shelf-life expiration dates for products. These factors determine when, and if, the Company adjusts the carrying value of inventory to estimated net realizable value. The reserve recorded against inventories was $352 thousand and $271 thousand as of June 30, 2026 and December 31, 2025, respectively.

The Company produces proprietary branded products and white label opportunities in our manufacturing of consumer products. In our contract manufacturing, the Company builds its products based on customer orders and immediately ships the products upon completion of the production process.

The inventory balance is made up of raw materials, work-in-progress, and finished goods. Inventory is maintained at the Company’s warehouses, third party warehouses and at fulfilment centers owned by Amazon.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are recorded at historical cost and are primarily made up of $9 thousand and $45 thousand of prepaid insurance, and $1,073 thousand and $451 thousand general prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025, respectively.

Other Assets

Other assets are recorded at historical costs, and as of June 30, 2026 and December 31, 2025, the balance is primarily comprised of spare parts for manufacturing equipment. The Company maintains spare parts for either repair and maintenance, which is expensed as incurred, or replacement of capitalized equipment. Capitalized equipment spare parts are not subject to depreciation until such time that they are placed into service and the part that is being replaced is disposed.

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

Convertible Notes Derivative Liabilities

The Company measures certain liabilities at fair value on a recurring basis. These liabilities consist primarily of derivative liabilities associated with convertible notes (see Note 13). These instruments are valued using significant unobservable inputs and are classified within Level 3 of the fair value hierarchy. The fair value of these instruments was updated as of June 30, 2026 in accordance with ASC 820, Fair Value Measurement, reflecting all relevant market inputs and valuation considerations as of the reporting date.

Valuation Methodology

The derivative liabilities relate to embedded features within the Company’s convertible notes, including variable conversion pricing. Because these features are not considered indexed to the Company’s own stock and may require net-cash settlement, they are accounted for as derivative liabilities under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity.

The Company engaged an independent valuation specialist to estimate the fair value of the derivative liabilities using a Monte Carlo simulation model, which incorporates assumptions regarding expected volatility, risk-free interest rates, expected term, and probability-weighted assessments of contingent events. Management concluded the derivative liability was estimated based on Level 3 inputs.

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Derivative liability as of June 30, 2026 ($ in thousands)	$–	$–	$8,665	$8,665

Level 3 Roll-forward

Amount ($ in thousands)
Balance at January 1, 2026	$–
Initial recognition of derivative liability	10,101
Changes in fair value	(1,436)
Balance at June 30, 2026	$8,665

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

Disaggregated revenue by sales type ($ in thousands):

	Three Months Ended
	June 30,
	2026	2025
Contract manufacturing	$1,038	$863
Custom and white label finished goods manufacturing	-	27
Consumer branded products	1,756	1,884
Medical devices/other	78	110
Biomaterial products	814	-
Total	$3,686	$2,884

	Six Months Ended
	June 30,
	2026	2025
Contract manufacturing	$1,954	$1,811
Custom and white label finished goods manufacturing	-	27
Consumer branded products	3,377	3,666
Medical devices/other	191	186
Biomaterial products	814	-
Total	$6,336	$5,690

The Company has five distinct lines of business; Contract Manufacturing, Custom and White Label, Consumer Branded Products, Biomaterial products and Medical Devices/Other.

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

Biomaterial Products

These finished goods products are licensed as a result of the Celularity transaction, disclosed in Note 1, and establishes the Company as an emerging platform in regenerative medicine through the formation of BioNX Surgical, a dedicated division focused on advanced biomaterials for tendon repair, soft tissue reconstruction, and bone regeneration. The acquired portfolio includes 6 established products with over a decade of clinical use and existing reimbursement coverage We are responsible for sales, marketing and distribution.

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

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted pursuant to ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in cost of revenues and selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the year when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Financing leases are those that transfer substantially all of the risks and rewards of ownership to the Company. At the lease commencement date, the Company recognizes a financing lease ROU asset and a corresponding lease liability measured at the present value of future lease payments. The ROU asset is subsequently amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset, while the lease liability is increased by interest expense and reduced by lease payments made. Interest expense on the lease liability and amortization of the ROU asset are presented separately in the consolidated statements of operations, resulting in a front-loaded expense pattern over the lease term. Financing lease ROU assets are included in property and equipment, net, and the related lease liabilities are included within current and long-term liabilities, as applicable.

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

Summarized financial information concerning the Company’s reportable segments for each of the quarters ended June 30, 2026 and 2025 is presented below.

Three Months Ended June 30, 2026 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$2,881	$805	$3,686

Cost of revenues	1,997	580	2,577

Advertising, marketing and amazon fees	627	-	627
General and administrative	2,808	159	2,967
Total Selling, general and administrative	3,435	159	3,594

Research and development	20	-	20

Operating expenses	3,455	159	3,614
Income (loss) from operations	$(2,571)	$66	$(2,505)

Three Months Ended June 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$2,333	$551	$2,884

Cost of revenues	1,283	343	1,626

Advertising, marketing and amazon fees	622	-	622
General and administrative	1,139	133	1,272
Total Selling, general and administrative	1,761	133	1,894

Research and development	-	-	-

Operating expenses	1,761	133	1,894
Income (loss) from operations	$(711)	$75	$(636)

Six Months Ended June 30, 2026 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$4,826	$1,510	$6,336

Cost of revenues	3,152	1,014	4,166

Advertising, marketing and amazon fees	1,263	-	1,263
General and administrative	4,046	304	4,350
Total Selling, general and administrative	5,309	304	5,613

Research and development	20	-	20

Operating expenses	5,329	304	5,633
Income (loss) from operations	$(3,655)	$192	$(3,463)

Six Months Ended June 30, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Revenues, net	$4,331	$1,359	$5,690

Cost of revenues	2,326	918	3,244

Advertising, marketing and amazon fees	1,263	-	1,263
General and administrative	2,324	271	2,595
Total Selling, general and administrative	3,587	271	3,858

Research and development	1	-	1

Operating expenses	3,588	271	3,859
Income (loss) from operations	$(1,583)	$170	$(1,413)

Summarized total assets for the Company’s reportable segments as of June 30, 2026 and December 31, 2025 are presented below:

As of June 30, 2026 ($ in thousands)

	NexGel	CGN JV	Total
Total Assets	$22,897	$3,550	$26,447

As of December 31, 2025 ($ in thousands)

	NexGel	CGN JV	Total
Total Assets	$6,777	$3,684	$10,461

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

The following table presents the assets and liabilities of the CGN JV, included in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025. The assets and liabilities presented below include only the third-party assets and liabilities of the consolidated VIE and excludes any intercompany balances, which were eliminated upon consolidation. .

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$99	$94
Accounts receivable, net	658	519
Inventory	697	841
Prepaid expenses and other current assets	25	11
Total current assets	1,479	1,465
Intangibles, net	12	32
Property and equipment, net	1,261	1,314
Operating lease - right of use asset	832	873
Total assets	$3,584	$3,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$621	$87
Accounts payable – related party	581	477
Accrued expenses and other current liabilities	1	1
Current portion of note payable	94	93
Finance lease liability, short term	65	65
Operating lease liability, current portion	85	84
Total current liabilities	1,447	807
Operating lease liability, net of current portion	747	790
Finance lease liability, long term	206	242
Notes payable, net of current portion	180	228
Total liabilities	$2,580	$2,067

The amounts above represent the assets and liabilities of the VIE described above, for which we are the primary beneficiary. The assets of the CGN JV consolidated VIE can only be used to settle the obligations of the VIE. All of the liabilities are non-recourse to us as of June 30, 2026 and December 31, 2025.

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

On April 17, 2026, in conjunction with the Celularity License Agreement, the Company entered into a five-year sublease with Celularity, Inc. for approximately 7,843 square feet of office space in Florham Park, New Jersey. The sublease incorporates the applicable terms and conditions of the underlying master lease, as amended on September 24, 2023.

The following table presents information about the amount and timing of the liability arising from the Company’s operating lease as of June 30, 2026 ($ in thousands):

Maturity of Lease Liability	Operating Lease Liability
2026	$390
2027	786
2028	793
2029	800
2030	807
Thereafter	561
Total undiscounted operating lease payments	4,137
Less: Imputed interest	(543)
Present value of operating lease liability	$3,594

Total operating lease expense for the six months ended June 30, 2026, and 2025, was $86 thousand and $71 thousand, respectively, and is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. The weighted average discount rate was 5.0% and 2.6% and the weighted average remaining lease term was 5.7 years and 6.2 years at June 30, 2026 and 2025, respectively.

Supplemental cash flows information related to leases was as follows:

	June 30,	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Operating cash flows from operating leases	$86	$61

7. Financing Lease

In February 2024, the CGN JV entered into a lease agreement for certain equipment under separate non-cancelable equipment loan and security agreements. The agreement matures in January 2030. The agreements require monthly payments of principal and interest through maturity and are secured by the assets under the lease. As of June 30, 2026, $419 thousand is included in the property and equipment on the balance sheet. The weighted average interest rate was 9.1% and 9.1% and the weighted average remaining lease term was 3.8 years and 4.8 years at June 30, 2026 and December 31, 2025, respectively.

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of June 30, 2026:

Maturity of Lease Liability	Financing Lease Liability
2026	45
2027	90
2028	91
2029	90
Thereafter	8
Total undiscounted financing lease payments	324
Less: Imputed interest	(49)
Present value of financing lease liability	$275

Supplemental cash flows information related to financing lease was as follows:

	June 30,	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liability ($ in thousands):
Financing cash flows from financing lease	$23	$23

8. Inventory, net

Inventory consists of the following ($ in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$1,185	$1,374
Work-in-progress	50	47
Finished goods	1,421	961
	2,656	2,382
Less: Inventory reserve for excess and slow moving inventory	(353)	(271)
Total	$2,303	$2,111

Inventory is maintained at the Company’s warehouses and at fulfillment centers owned by Amazon and Borderless. The Company builds its contract manufacturing products based on customer orders and immediately ships the products upon completion of the production process.

9. Property and Equipment, Net

Property and equipment consist of the following ($ in thousands):

	Useful Life	June 30,	December 31,
	(Years)	2026	2025
Machinery and equipment	3 - 10	$2,186	$2,161
Office furniture and equipment	3 - 10	245	197
Leasehold improvements	6	419	419
Construction in progress	N/A	558	547
		3,408	3,324
Less: accumulated depreciation and amortization		(1,499)	(1,369)
Property and equipment, net		$1,909	$1,955

Depreciation expense for the six months ended June 30, 2026 and 2025 was $130 thousand and $82 thousand, respectively.

10. Intangible Assets

The following provides a breakdown of identifiable intangible assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
License Agreement
License agreement, gross	$13,605	$-
Accumulated amortization	(756)	-
Licensee agreement related identifiable intangible assets, net	12,849	-
Product/Technology Related
Identifiable intangible assets, gross	325	325
Accumulated amortization	(314)	(289)
Product/technology related identifiable intangible assets, net	11	36
Marketing Related
Customer related intangible asset, gross	17	17
Tradename related intangible asset, gross	713	713
Accumulated amortization	(99)	(85)
Marketing related identifiable intangible assets, net	631	645
Total identifiable intangible assets, net	$13,491	$681

As discussed in Note 1, on April 17, 2026, the Company completed the acquisition of an exclusive license and certain related assets from Celularity pursuant to the License Agreement. The Company accounted for the transaction as an asset acquisition and recorded a finite-lived intangible asset with an initial carrying value of $13.3 million, consisting of $8.3 million in cash and a $5.0 million convertible promissory note. The acquired license is being amortized on a straight-line basis over its estimated useful life of three years.

In connection with the May 15, 2024 acquisition of Silly George, the Company identified intangible assets of $600 thousand representing trademark related intangibles with indefinite lives.

The intangible assets with definite lives are being amortized on a straight-line basis over their weighted average estimated useful life of 2.8 years and amortization expense amounted to $795 and $32 thousand for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the estimated annual amortization expense for each of the next five fiscal years is as follows ($ in thousands):

2026 (remainder of year)	$2,292
2027	4,548
2028	4,537
2029	1,513
2030	1
Subtotal	12,891
Indefinite lived intangible assets (subject to impairment analysis)	600
Total	$13,491

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following ($ in thousands):

	June 30,	December 31,
	2026	2025
Salaries, benefits, and incentive compensation	$136	$126
Other	320	336
Total accrued expenses and other current liabilities	$456	$462

12. Notes Payable

CGN Segment

The CGN JV has entered into two separate promissory note agreements for the purchase of equipment. These notes have a term of five years beginning on March 13, 2024, accrue interest at 8% and require monthly payments of $9 thousand, collectively, until maturity. The total principal balance outstanding was $275 thousand and $321 thousand as of June 30, 2026 and December 31, 2025, respectively.

NexGel Segment

The Company has entered into a $13 thousand promissory note agreement for certain leasehold improvements. The Outstanding principal amount of $1 thousand as of December 31, 2025 was repaid in full in January of 2026.

Economic Injury Disaster Loan

On May 28, 2020, the Company entered into the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is up to $261 thousand, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning May 28, 2021 (twelve months from the date of the SBA Note) in the amount of $1 thousand. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received an $8 thousand advance, which does not have to be repaid. On March 26, 2021, the SBA announced that all EIDL loans issued in 2020 will start repayment 24 months from the date of the SBA Note. The SBA has since extended the repayment start to 30 months from the date of the SBA Note. The Company made its first payment in December 2022. The balances of the principal and accrued interest amounted to $264 and $267 thousand as of June 30, 2026 and December 31, 2025, respectively.

The future annual principal amounts and accrued interest to be paid as of June 30, 2026 are as follows:

Amount
For the year ending December 31
2026	$48
2027	106
2028	114
2029	24
2030	6
Thereafter	239
Total	537
Less: current portion of notes payable	100
Long-term portion of notes payable	$437

13. Convertible Notes Payable

Series A Convertible Notes

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

The Series A Convertible Note was issued at a $180 thousand discount, representing the difference between the principal amount and cash proceeds received. This discount is being amortized to interest expense over the contractual term of the Series A Convertible Note using the effective interest method. For the six month period ended June 30, 2026, the Company recognized contractual coupon interest of $21 thousand and amortization of debt discount of $100 thousand, for total interest expense related to the Series A Convertible Note of $121 thousand. The effective interest rate is approximately 10.5%.

During the six months ending June 30, 2026, the holder converted $1,000 thousand of principal amount and unpaid interest of the note into 1,536,564 shares of common stock pursuant to the contractual conversion terms. The Company accounted for the transaction as a debt conversion and reclassified the carrying amount of the converted portion of the Series A Convertible Note, including the related unamortized discount, to stockholders’ equity, and no gain or loss was recognized on the conversion.

As of June 30, 2026, the Series A Convertible Note, after considering the partial conversion to common shares, had principal outstanding of $797 thousand and unamortized discount of $64 thousand resulting in a net carrying amount of $733 thousand.

Subsequent to June 30, 2026, the holder converted an additional $26 thousand of principal amount and unpaid interest of the Series A Senior Convertible Note into an additional 47,641 shares of common stock.

On August 12, 2026, the remaining restricted cash was applied to the outstanding obligations under the Series A Note. As a result, the Series A Note has been paid in full and the Company no longer has any obligation to make payments or issue shares of common stock. The Security Documents have terminated in accordance with their terms, and the related security interests have been released.

As of June 30, 2026, the carrying amount of the Series A Convertible Note approximates its fair value.

Convertible Promissory Notes

As discussed in Footnote 1, in April and May 2026, to fund the license and acquisition of Celularity Inc’s portfolio of commercial-stage regenerative biomaterials, the Company issued $13,885 thousand aggregate principal amount of convertible promissory notes that bear interest at 10% per annum, payable quarterly in cash or, at the holder’s election, in shares of the Company’s common stock at the applicable conversion price. The notes mature 18 months from their issuance date. Upon an event of default, interest accrues at the lesser of 18% per annum or the maximum rate permitted by law.

The notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $0.60 per share, subject to customary anti-dilution adjustments, including stock splits, stock dividends, recapitalizations, and full-ratchet anti-dilution protection for certain dilutive issuances. In addition, the conversion price is subject to automatic resets on the twelve-month anniversary of issuance and at maturity based on the lower of the then-current conversion price or the five-day volume-weighted average market price immediately preceding the applicable measurement date.

The notes contain customary events of default, mandatory prepayment provisions from certain financing proceeds, and optional prepayment provisions requiring payment of a premium. The financing agreements also include registration rights, rights of first refusal, restrictions on certain future financing transactions, and other customary investor protections.

The Company is aware that potential events of default may exist under the Notes issued in April and May 2026, relating to (i) the Company’s not having filed the registration statement required under the related Registration Rights Agreement within the time period specified therein, (ii) the Company’s not having timely filed a Current Report on Form 8-K/A containing certain financial statements required under Item 9.01 of Form 8-K in connection with the Celularity Transaction, and (iii) the sufficiency of the Company’s reserve of authorized and unissued shares of common stock for issuance upon conversion of the Notes and exercise of the related warrants. No holder of the Notes has declared an acceleration of the Notes or the amounts payable thereunder. The Company is taking steps intended to address these matters, including filing a registration statement on Form S-1 covering the resale of the shares underlying the Notes and related warrants by August 17, 2026, continuing to work with the staff of the Securities and Exchange Commission regarding the Form 8-K/A, and seeking stockholder approval of an increase in the Company’s authorized shares of common stock and a reverse stock split at a special meeting of stockholders expected to be held on or before September 25, 2026. There can be no assurance that these matters will be resolved on terms satisfactory to the Company, or at all.

In connection with the issuance of the convertible notes, the Company also issued 11,570,823 of five-year warrants with an exercise price of $0.80 per share. The warrants entitle the holders to purchase shares equal to 50% of the shares underlying the principal amount of notes purchased and contain customary anti-dilution adjustments. The warrants may be exercised on a cashless basis under certain circumstances.

The Company evaluated the warrants under ASC 815-40 and concluded that they meet the requirements for equity classification. Accordingly, the warrants were recorded in additional paid-in capital and are not subsequently remeasured.

The Company evaluated the conversion feature of the notes under ASC 815, Derivatives and Hedging, and determined that the conversion feature does not qualify for the scope exception in ASC 815-40 due primarily to the full-ratchet anti-dilution provisions and automatic conversion price reset features, which could result in a settlement amount that is not indexed solely to the Company’s own stock.

Accordingly, the Company bifurcated the embedded conversion feature from the host debt instrument and recorded it as a derivative liability at fair value on the issuance date. The initial fair value assigned to the derivative reduced the carrying amount of the host debt and is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until the derivative is exercised, expires, or is otherwise extinguished. Upon initial recognition, the Company recognized a day-one loss of $56 thousand, representing the excess of the fair value of the embedded derivative liabilities over the net proceeds allocated to the host debt instruments.

In connection with the issuance of the convertible debt, the Company issued a placement agent warrant to purchase 404,248 shares of the Company’s common stock at an exercise price of $0.80 per share. The warrant has a term of five years and was issued as compensation for placement agent services. The placement agent warrants were evaluated separately and determined to be equity-classified instruments, and accordingly, the Company recognized a day-one loss of $184 thousand, with the fair value recorded in additional paid-in capital as a cost of the financing and $182 thousand as a placement fee.

As of June 30, 2026, the Convertible Promissory Notes had principal outstanding of $13,885 thousand, accrued interest of $256 thousand and unamortized discount of $11,820 thousand resulting in a net carrying amount of $2,321 thousand.

Subsequent to June 30, 2026 one of the Qualified Note Holders accelerated their commitment to purchase an additional $1,000 thousand in Notes. In consideration for this acceleration the buyer received a reduction in the purchase price of the principal to $938 thousand, warrants to purchase 833,334 shares of Common Stock, being 50% of the number of shares of Common Stock underlying the $1,000 thousand in principal amount of the Additional Notes, on the same terms and conditions as the Warrants issued at the initial closing, including an exercise price of $0.80 per share, and a separate additional warrant to purchase 30,000 shares of Common Stock as additional consideration for the Buyer’s agreement to accelerate funding. The Additional Warrant was issued on the same terms and conditions as the original Warrant, including an exercise price of $0.80 per share.

The components of the Company’s outstanding convertible debt as of June 30, 2026 were as follows ($ in thousands):

June 30, 2026
Series A Convertible Note	$797
Convertible Promissory Notes	13,885
Total gross principal	14,682
Unamortized debt discount – Series A Convertible Notes (OID)	(64)
Unamoritzed debt discount – Convertible Promissory Notes	(11,820)
Total principal, net of unamortized debt discount	2,798
Accrued interest	256
Convertible debt, long-term, net of debt discount	$3,054

14. Common Stock

At June 30, 2026, the Company has reserved common stock for issuance in relation to the following:

Share-based compensation plan	1,008,363
Warrants to purchase common stock	16,768,697
Restricted stock units	69,990

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

On December 31, 2024, the Board approved an additional 780,000 shares of common stock to be reserved under the 2019 Plan, bringing the total number of shares underlying the Plan to 1,651,429 of which 793,735 shares have already been awarded or exercised as of that date. The Company’s stockholders approved the 780,000 share increase at the Company’s 2025 Annual Meeting of Stockholders held on June 17, 2025. Subject to adjustments pursuant to the 2019 Plan, the maximum number of shares of common stock with respect to which stock options or SARs may be granted to an executive officer during any calendar year is 14,286 shares of common stock.

The following table contains information about the 2019 Plan as of June 30, 2026:

	Awards			Awards
	Reserved for	Awards	Awards	Available for
	Issuance	Issued	Exercised	Grant
2019 Plan(1)	1,651,429	1,262,135	194,240	389,294
Awards issued in excess of 2019 Plan(2)	-	100,821	92,113	-

(1)	Includes incentive stock options and restricted stock units discussed below.

(2)	Includes shares of restricted common stock granted outside of the 2019 Plan to our Chief Executive Officer, Adam Levy.

Incentive stock options

On April 27, 2026, the Company granted options to purchase up to 160,000 shares of the Company’s common stock at a per share exercise price of $0.65 to the current Chief Financial Officer pursuant to the terms of an employment agreement dated April 27, 2026, all of which vests as follows: 40,000 shares vest on the first anniversary, and the remaining 120,000 shares vest in 36 equal monthly installments of 3,334 shares (with rounding adjustments) commencing on March 31, 2027 and expires ten years from the date of the grant.

On February 12, 2026, the Company granted options to purchase up to 25,000 shares of the Company’s common stock at a per share exercise price of $1.31 to the former Chief Financial Officer pursuant to the terms of a separation agreement dated February 4, 2026, all of which vests immediate and expires three years from the date of the grant.

The following table summarizes the Company’s incentive stock option activity and related information for the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Contractual
	Number of	Exercise	Term in
	Options	Price	Years
Outstanding at January 1, 2026	907,111	$2.94	7.03
Granted	185,000	0.74	9.32
Exercised	—	—	—
Forfeited	(83,748)	3.56	—
Outstanding at June 30, 2026	1,008,363	$2.49	6.79
Exercisable at June 30, 2026	600,863	$2.33	6.52

As of June 30, 2026, vested outstanding stock options had $1 thousand intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock, respectively. As of June 30, 2026, there was approximately $288 thousand of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 33 months excluding options fully contingent upon certain sales-based milestones being achieved within 18 to 36 months of commercial release.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

The following assumptions were used to calculate the grant date fair value of awards issued during the six months ended June 30, 2026 and 2025:

	2026	2025
Volatility	76.07-80.42%	78.21%
Risk-free interest rate	3.49-3.94%	4.38%
Dividend yield	0.0%	0.0%
Expected term	3.00-5.62 years	5.00 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

The Company estimated the expected volatility input for the Black-Scholes model using the historical volatility of its own publicly traded common stock over a period commensurate with the expected term of the option.

Restrictive stock awards

Effective February 12, 2026, the Company granted an aggregate of 20,325 fully vested shares of its common stock to its former Chief Financial Officer pursuant to the terms of a separation agreement dated February 4, 2026. An additional 20,325 shares were authorized for issuance under the agreement; however, such issuance was forfeited. Under ASC 718, Compensation—Stock Compensation, the Company has measured the value of the 40,650 shares granted based on the closing price of the Company’s stock at the grant date of the RSU Grant ($0.63 per share).

The following table summarizes the Company’s restricted stock awards activity for the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding at January 1, 2026	60,456	$2.41
Granted	51,934	0.92
Exercised and converted to common shares	(20,325)	1.40
Forfeited	(23,825)	0.94
Outstanding at June 30, 2026	68,240	$2.09
Exercisable at June 30, 2026	62,116	$2.02

Compensation expense will be recognized ratably over the total vesting schedule. The Company will periodically adjust the cumulative compensation expense for forfeited awards. The Company recognizes the reversal of any previously recognized compensation expense on forfeited awards in the period the awards are forfeited. As of June 30, 2026, there was $13 thousand unrecognized share-based compensation related to unvested RSUs, which the Company expects to recognize through December 2027.

Share-based compensation of $262 thousand and $293 thousand has been recorded for the six months ended June 30, 2026 and 2025, respectively.

Warrants

The following table shows a summary of common stock warrants through June 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term in Years
Outstanding at January 1, 2026	5,142,940	$5.11	1.93
Granted	11,975,071	0.79	5.00
Expired	(349,314)	4.77	—
Outstanding at June 30, 2026	16,768,697	$2.03	3.80
Exercisable at June 30, 2026	16,768,697	$2.03	3.80

As of June 30, 2026 and 2025, vested outstanding warrants had $0 thousand and $2 thousand, respectively, intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

16. Commitments and Contingencies

Partnership Advance

On July 14, 2025, the Company expanded its partnership with STADA Arzneimittel AG (“STADA”), a European leader in consumer health. The expansion included a $1 million advance from STADA to the Company in non-dilutive capital to support product launches and marketing efforts under the Master Distribution Agreement between the parties and relates to the planned launch of digestive enzyme formulas and solutions targeting scars and stretch marks. As of June 30, 2026 and December 31, 2025, the Company held $504 thousand and $741 thousand, respectively, of restricted cash related to advances received under partnership arrangements. Correspondingly, $483 thousand and $731 thousand, respectively, were recorded as current liabilities within partnership accrued advances. The advance is subject to contractual restrictions on use and will be applied against eligible project costs as incurred in accordance with the terms of the Master Distribution Agreement, as amended.

In connection with the Series A Convertible Note issued on February 10, 2026, the company received a deposit of $1,618 million into a restricted cash account. The cash is released from the account as the holder of the account converts the debt into common shares of the Company. At June 30, 2026, $710 thousand remains in restricted cash.

License agreement

Under the License Agreement described in Note 1, the Company may be required to make contingent milestone payments of up to $20.0 million to Celularity upon the achievement of specified commercial milestones. No amounts have been recorded due to the uncertainty regarding the achievement of the applicable milestones.

Litigation

Except as described below, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will or may have a material effect on the financial position, results of operations, or cash flows of the Company.

On April 27, 2026, Bezalel Partners, LLC (“Bezalel”) commenced an arbitration proceeding against the Company before JAMS, asserting claims for breach of contract and declaratory relief arising from a Finder’s Fee Agreement, dated July 29, 2024, as amended. Bezalel alleges that it is entitled to a “Transaction Fee” in excess of $1,750 thousand, plus interest, attorneys’ fees and costs. On July 2, 2026, the Company filed its Answer, denying Bezalel’s claims in their entirety and asserting affirmative defenses. The Company intends to vigorously defend against this claim. Given the early stage of this proceeding, the Company is unable to predict its outcome, hearing or resolution timing or estimate a range of reasonably possible loss, if any, at this time.

17. Concentrations of Risk

For the six months ended June 30, 2026, the Company had no revenue from customers that approximated 10% of total revenue. For the six months ended June 30, 2025, the Company had revenue from one customer that approximated 10% of total revenue.

The Company had three customers with accounts receivable balances that were 20%, 21% and 26% of total accounts receivable as of June 30, 2026. The Company had one customer with an accounts receivable balances that was 50% of total accounts receivable as of December 31, 2025.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and marketable securities. Cash balances are maintained principally at major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. As of June 30, 2026, there is a $873 balance exceeding such limit. The Company has not experienced any credit losses associated with its cash balances in the past. The Company invests its cash equivalents in U.S. treasury bills with original maturities of six months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

18. Related Party Transactions

Accounts payable – related party

As of June 30, 2026 and December 31, 2025, the Company had outstanding balances of $534 thousand and $456 thousand, respectively, due to C.G. Laboratories, Inc., a related party. Additionally, as of June 30, 2026 and December 31, 2025, the Company had an outstanding balance of $24 thousand and $17 thousand, respectively, to the CEO of CG Labs. These balances primarily relate to transactions for contract manufacturing, packaging, and other services provided by CG Laboratories, Inc.

Brian J. Kieser is the Chief Executive Officer and indirect sole owner of Sequence LifeScience, Inc. (“Sequence”). On April 17, 2026, prior to Mr. Kieser’s appointment to the Company’s Board of Directors, Sequence purchased an unsecured convertible promissory note in the original principal amount of $5,500 thousand, convertible into up to 9,166,667 shares of common stock, and a warrant to purchase up to 4,583,334 shares of common stock, in each case on the same terms as those issued to the other buyers in the private placement described in Note 13. Mr. Kieser was appointed to the Company’s Board of Directors on May 6, 2026. On May 11, 2026, following his appointment to the Board, Mr. Kieser personally purchased an additional unsecured convertible promissory note in the original principal amount of $1,000 thousand, convertible into up to 1,666,667 shares of common stock, and a warrant to purchase up to 833,334 shares of common stock, on the same terms as those issued to the other buyers in that offering. As of June 30, 2026, the aggregate principal amount outstanding under the notes held by Sequence and Mr. Kieser was $6,500 thousand.

19. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events after June 30, 2026, through the date these condensed consolidated financial statements were issued and has determined that, other than already disclosed, no transactions or events have occurred that require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help prospective investors understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The NexGel Financial Statements, discussed below, reflect the NexGel financial condition, results of operations, and cash flows. The financial information discussed below and included in this Quarterly Report on Form 10-Q, however, may not necessarily reflect what the NexGel financial condition, results of operations, or cash flows would have been had NexGel been operated as a separate, independent entity during the years presented, or what the NexGel financial condition, results of operations, and cash flows may be in the future.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the section titled and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

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

Lines of Business

We have five distinct lines of business; Contract Manufacturing, Custom & White Label, Consumer Branded Products, Medical Devices/Other, and BioNx.

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

Biomaterial Products

These products are licensed from the Celularity transaction, as disclosed in Note 1, and the acquired portfolio includes 6 established products with over a decade of clinical use and existing reimbursement coverage We are responsible for sales, marketing and distribution.

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

Comparison of the Three Months ended June 30, 2026 and 2025 ($ in thousands)

Revenues, net

	Three Months Ended June 30,
	2026	2025
Revenues, net	$3,686	$2,884

For the three months ended June 30, 2026 revenues were $3,686 and increased by $802, or 27.8%, when compared to $2,884 for the three months ended June 30, 2025. The increase in our overall revenues was primarily due to new Biomaterial product revenue of $814.

Cost of revenues are as follows for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of revenues	$2,578	$1,626

Cost of revenues increased by $952, or 58.5%, to $2,578 for the three months ended June 30, 2026, as compared to $1,626 for the three months ended June 30, 2025. The increase in cost of revenues is primarily aligned with the increase in sales from the new Biomaterial products, combined with increased freight and royalty costs.

Gross profit

Our gross profit was $1,109 for the three months ended June 30, 2026 compared to a gross profit of $1,258 for the three months ended June 30, 2025. The decrease of $149 in gross profit recorded for the three months ended June 30, 2026, as compared to June 30, 2025, was primarily due to the initial Biomaterial product sales at lower margin combined with higher inventory write off, freight and royalty costs. Gross profit was 30.1% for the three months ended June 30, 2026 compared to a gross profit of 43.6% for the three months ended June 30, 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,
	2026	2025
Selling, general and administrative expenses	$3,594	$1,894

Selling, general and administrative expenses increased by $1,700 or 89.8%, to $3,594 for the three months ended June 30, 2026, as compared to $1,894 for the three months ended June 30, 2025. The increase in Selling, general and administrative expenses is primarily attributable to $657 in costs related to establishing and running the BioNX Surgical division to sell Biomaterial products, along with $756 in amortization of the intangible asset related to the Celularity license agreement.

Research and development expenses

Research and development expenses were $20 and $0 for the three months ended June 30, 2026 and June 30, 2025. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Comparison of the Six Months ended June 30, 2026 and 2025 ($ in thousands)

Revenues, net

	Six Months Ended June 30,
	2026	2025
Revenues, net	$6,336	$5,690

For the six months ended June 30, 2026 revenues were $6,336 and increased by $646, or 11.4%, when compared to $5,690 for the six months ended June 30, 2025. The increase in our overall revenues was primarily due to $814 in sales of Biomaterial products, offset by a $289 decline in Consumer Branded products.

Cost of revenues are as follows for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cost of revenues	$4,166	$3,244

Cost of revenues increased by $922, or 28.4%, to $4,166 for the six months ended June 30, 2026, as compared to $3,244 for the six months ended June 30, 2025. The increase in cost of revenues is primarily aligned with increase in sales combined with increased inventory write off, freight and royalty costs

Gross profit

Our gross profit was $2,170 for the six months ended June 30, 2026 compared to a gross profit of $2,446 for the six months ended June 30, 2025. The decrease of $276 in gross profit recorded for the six months ended June 30, 2026, as compared to June 30, 2025 was primarily due to the initial Biomaterial product sales at lower margin combined with higher inventory write off, freight and royalty costs. Gross profit was 34.2% for the six months ended June 30, 2026 compared to a gross profit of 43.0% for the six months ended June 30, 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Selling, general and administrative expenses	$5,613	$3,858

Selling, general and administrative expenses increased by $1,755, or 45.5%, to $5,613 for the six months ended June 30, 2026, as compared to $3,858 for the six months ended June 30, 2025. The increase in Selling, general and administrative expenses is primarily attributable to $657 in costs related to establishing and running the BioNX Surgical division to sell Biomaterial products, along with $756 in amortization of the intangible asset related to the Celularity license agreement.

Research and development expenses

Research and development expenses increased by $19 to $20 for the six months ended June 30, 2026 from $1 for the six months ended June 30, 2025. Research and development expenses are related to research costs incurred for potential products for existing or new customers.

Liquidity and Capital Resources ($ in thousands)

Cash Flow (in thousands)

	June 30,	June 30,
	2026	2025
Net cash used in operating activities	$(2,701)	$(807)
Net cash provided by (used in) investing activities	(6,587)	(20)
Net cash provided by (used in) financing activities	9,936	(255)
Net increase (decrease) in cash and cash equivalents	648	(1,082)
Cash and cash equivalents at beginning of year	1,058	1,807
Cash and cash equivalent at end of quarter	$1,706	$725

As of June 30, 2026, we had $1,706 of cash and cash equivalents, compared to $1,058 of cash and cash equivalents at December 31, 2025. Net cash used in operating activities was $2,701 and $807 for the six months ended June 30, 2026 and 2025, respectively.

Net cash used in investing activities was $6,587 and $20 for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the $6,502 cash payment for the acquisition of an exclusive license and related assets from Celularity, as well as $85 of capital expenditures, compared to $20 in the prior-year period.

Net cash provided by financing activities for June 30, 2026 was $9,936 and was attributable to the proceeds from notes payable of $10,203 offset by principal payments of notes payable and principal payments of financing lease liabilities of $85 and debt financing costs of $182. Net cash used in financing activities for the six months ended June 30, 2025 was $255 is attributable to the principal payments of notes payable of $48 and principal payments of financing lease liabilities of $29 and payment of contingent consideration of $178.

At June 30, 2026, current assets totaled $6,170 and current liabilities totaled $14,440 as compared to current assets totaling $4,338 and current liabilities totaling $2,956 at December 31, 2025. As a result, we had negative working capital of $8,270 at June 30, 2026, compared to a working capital of $1,382 at December 31, 2025. The decrease in the working capital as of June 30, 2026 is primarily attributable to the loss from operations of $3,463, an increase in non-cash derivative liability of $8,665 and proceeds from issuance of convertible debt, exclusive of Celularity financing, of $1,618.

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

Off Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to entities (or similar arrangements serving as credit, liquidity or market risk support to entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2026, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were not effective as of June 30, 2026, due to material weaknesses in our internal control over financial reporting, which are described below.

Specifically, management has concluded that its internal control over financial reporting was not effective as of June 30, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America due to not maintaining proper segregation of duties, including: (i) we have not designed controls to ensure all accounting journals entries are reviewed and approved and (ii) we have one individual in our accounting department who has “super user” access and security administration rights to the financial reporting systems.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, from time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would materially affect our financial position, results of operations or cash flows.

On April 27, 2026, Bezalel Partners, LLC commenced an arbitration proceeding against the Company before JAMS, asserting claims for breach of contract and declaratory relief arising from a Finder’s Fee Agreement and seeking damages in excess of $1,750,000, plus interest, attorneys’ fees and costs. See Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this proceeding.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes during fiscal year 2026 to the risk factors that were included in the Form 10-K.

We have incurred substantial indebtedness under convertible notes issued in second quarter of 2026, which could adversely affect our liquidity and result in significant dilution to our stockholders.

As of June 30, 2026, we had $14.7 million of convertible notes payable outstanding, issued in private placements completed in February, April and May 2026. These notes bear interest at 10% per annum (18% upon an event of default) and are convertible into shares of our common stock at conversion prices subject to downward adjustment. Our ability to service this indebtedness depends on our future operating performance, and our failure to make required payments or comply with applicable covenants could result in an event of default, which could have a material adverse effect on our business and financial condition and cause us to cease operations. Conversion of these notes and exercise of the related warrants will also result in substantial dilution to our existing stockholders.

Our license and acquisition of assets from Celularity may not achieve the anticipated benefits, and we may be required to make significant additional contingent payments.

In April 2026, we completed the acquisition of an exclusive license to Celularity’s commercial-stage regenerative biomaterials portfolio for aggregate upfront consideration of $13.3 million, and we may be required to pay up to an additional $20.0 million in contingent milestone payments if certain commercial milestones are achieved. The anticipated benefits of this transaction, including the successful commercialization of the licensed products under our BioNx brand, may not be realized on the timeline we expect, or at all, and integrating these products and technologies may divert management attention and require significant additional expenditures.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities during the six months ended June 30, 2026

Other than as previously reported on the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 21, 2026 and May 15, 2026, the Company did not sell any unregistered securities during the six months ended June 30, 2026. As reported therein, on April 17, 2026, the Company issued and sold unsecured convertible promissory notes in an aggregate original principal amount of $7,375,000 and warrants to purchase an aggregate of 6,145,833 shares of common stock, for aggregate gross proceeds of $7,375,000, and issued to Celularity Inc. an unsecured convertible promissory note in the original principal amount of $5,000,000, in each case in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. On May 11, 2026, the Company issued and sold unsecured convertible promissory notes in an aggregate original principal amount of $1,210,000 and warrants to purchase an aggregate of 1,008,334 shares of common stock, for aggregate gross proceeds of $1,210,000, in reliance on the same exemption from registration.

(b) Issuer Repurchases of Securities during the six months ended June 30, 2026

The Company did not repurchase any of its securities during the six months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed with the SEC on January 9, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed with the SEC on January 9, 2019).
3.3	Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2019)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 29, 2020)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NexGel, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 2, 2021)
3.7	Amended and Restated Bylaws of AquaMed Technologies, Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-1, filed with the SEC on March 11, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language), (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEL, INC.

Date: August 14, 2026	By:	/s/ Adam Levy
	Name:	Adam Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ian Blackman
	Name:	Ian Blackman
	Title:	Chief Financial Officer
(Principal Financial Officer)

